Form 10QSB
period 2001-09-30
CASCADE SLED DOG ADVENTURES INC
filed 2001-11-20
CIK 1137149

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED September 30, 2001
                                       OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD From            to
 .

                        Commission File Number 333-57576

                        CASCADE SLED DOG ADVENTURES, INC.
             (Exact name of registrant as specified in its charter)

                 Nevada                        91-2007330
     --------------------------------     --------------------
     (State or other jurisdiction of       (I.R.S. Employer
     incorporation or organization)       Identification No.)

                                 199 Kent Drive
                                Toutle, Washington 98649
                    -----------------------------------------
                    (Address of principal executive officers)
                                 (306) 274-5276
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                           Novanet International, Inc.
   (Former name, former address and former fiscal year, if changed since last report)


Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Common Stock: 1,500,658 shares issued as of November 1, 2001, $.001Par Value. Authorized - 25,000,000 common voting shares.

                                        1
                                      INDEX

                        Cascade Sled Dog Adventures, Inc.
                      For Quarter Ending September 30, 2001

Part I.  Financial Information

     Item 1.   Financial Statements                                 Page


     Condensed Balance Sheets (Unaudited) - September 30,
       2001 and December 31, 2000                                     1

     Condensed Statements of Operations (Unaudited ) for the
       Three Months Ended September 30, 2001 and 2000, for
       the Nine Months Ended September 30, 2001 and 2000,
       and for the Period from May 1, 1998 (Date of Inception)
       through September 30, 2001                                     2

     Condensed Statements of Cash Flows (Unaudited) for the
       Nine Months Ended September 30, 2001 and 2000 and
       for the Period from May 1, 1998 (Date of Inception)
       through September 30, 2001                                     3

Notes to Condensed Financial Statements (Unaudited)                   4

     Item      2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.    6

Part II.  Other Information

     Item      1.   Legal Proceedings                                 8

     Item 2.   Changes in Securities and Use of Proceeds              8

     Item      4.   Submission of Matters to a Vote of Security
                      Holders                                         8

     Item      5.   Other Matters                                     8

     Item 6.   Exhibits and Reports on Form 8-K                       8

Signatures                                                            8

                         Part I - Financial Information
Item 1.  Financial Statements

                        CASCADE SLED DOG ADVENTURES, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)

                                     ASSETS          September 30, December 31,
                                                            2001         2000
                                                       ---------   -----------
Current Assets
     Cash                                              $       -     $     740
                                                       ---------     ----------

        Total Current Assets                                   -           740
                                                       ---------     ---------
Equipment
     Equipment                                                 -        60,962
     Less: Accumulated depreciation                            -       (10,742)
                                                       ---------     ---------

        Net Equipment                                          -        50,220
                                                       ---------     ---------
Deferred Offering Costs                                        -        20,000
                                                       ---------     ---------

Net Assets of Discontinued Dog Sled Operations            50,195             -
                                                       ---------     ----------
Total Assets                                           $  50,195     $   70,960
                                                       =========     ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
     Accounts payable                                  $     296     $        -
     Payable to shareholder                                  875              -
     Accrued offering costs                                    -         20,000
     Accrued compensation                                      -          6,000
     Accrued interest payable                                  -          1,777
     Convertible notes payable to related parties              -         22,100
     Convertible notes payable                                 -         24,000
     Net liabilities of discontinued dog sled
       operations                                          5,875              -
                                                       ---------     ----------
        Total Current Liabilities                          7,046         73,877
                                                       ---------     ----------
Stockholders' Equity (Deficit)
     Class A non-voting preferred stock - $0.001
       par value; 5,000,000 shares authorized;
       no shares issued or outstanding                         -              -
     Common stock - $0.001 par value; 25,000,000
       shares  authorized; 1,500,658 shares and
       500,000 shares issued and outstanding,
       respectively                                         1,501           500
     Additional paid-in capital                           144,791        73,949
     Deficit accumulated during the development
     stage                                               (103,143)      (77,366)
                                                      ----------     ----------

        Total Stockholders' Equity (Deficit)              43,149         (2,917)
                                                      ----------     ----------

Total Liabilities and Stockholders' Equity (Deficit)  $   50,195     $   70,960
                                                      ==========     ==========
See accompanying notes to unaudited condensed financial statements.

                                        1


                        CASCADE SLED DOG ADVENTURES, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                             For the
                                                                           Period From
                                                                           May 1, 1998
                                                                             (Date of
                            For the Three Months   For the Nine Months     of Inception)
                             Ended September 30,    Ended September 30,      Through
                           ---------------------- -----------------------  September 30,
                                 2001        2000      2001          2000       2001
                           ----------   --------- ----------     --------  ---------
General and Administrative
  Expenses                 $    1,171   $      -  $    1,171     $      -  $   1,171
Interest Expense                    -        907           -          907      1,777
                           ----------   --------  ----------     --------  ---------

Loss From Continuing
  Operations                   (1,171)      (907)     (1,171)        (907)    (2,948)

Loss From Discontinued Dog
   Sled Operations             (5,418)    (7,010)    (24,606)     (19,356)  (100,195)
                           ----------   --------  ----------     --------  ---------

Net Loss                   $   (6,589)  $ (7,917) $  (25,777)    $(20,263) $(103,143)
                           ==========   ========  ==========     ========  =========

Basic and Diluted Loss Per
   Common Share
Loss From Continuing
  Operations               $        -   $      -  $        -     $      -
Loss From Discontinued
  Operations                        -      (0.01)      (0.02)       (0.04)
                           ----------   --------  ----------     --------
Net Loss                   $        -   $  (0.01) $    (0.02)    $  (0.04)
                           ==========   ========  ==========     ========

Basic and Diluted Weighted-
  Average number of Common
  Shares Used In Per Share
  Calculations              1,500,658    500,000   1,383,365      463,783
                           ==========   ========  ==========     ========


See accompanying notes to unaudited condensed financial statements.

                                        8


                        CASCADE SLED DOG ADVENTURES, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   For the
                                                                 Period From
                                                                 May 1, 1998
                                                                  (Date of
                                            For the Nine Months   Inception)
                                            Ended September 30,     Through
                                           ---------------------- September 30,
                                              2001        2000        2001
                                           ----------  ----------  ----------
Cash Flows From Operating Activities
  Net loss                                 $  (25,777) $  (20,263) $ (103,143)
  Adjustments to reconcile net  loss to
   net cash used in operating activities:
     Depreciation                               8,656       5,844      19,397
     Stock issued for expenses paid by
      shareholder                                 816       6,515       8,331
     Expenses paid by shareholder               5,650           -       5,650
     Changes in current assets and
      liabilities:
       Accounts payable                           296           -         296
       Accrued compensation                    (6,000)          -           -
       Accrued interest payable                     -         907       1,777
                                           ----------  ----------  ----------
     Net Cash Used In Operating Activities    (16,359)     (6,997)    (67,692)
                                           ----------  ----------  ----------
Cash Flows From Investing Activities
  Purchase of property and equipment           (8,631)     (7,899)    (25,898)
                                           ----------  ----------  ----------
     Net Cash Used In Investing Activities     (8,631)     (7,899)    (25,898)
                                           ----------  ----------  ----------
Cash Flows From Financing  Activities
  Proceeds from notes payable to
   related parties                                  -      12,100      22,100
  Proceeds from notes payable                       -           -      24,000
  Proceeds from issuance of common stock       24,250       1,730      47,490
  Collection of receivable from
   shareholder                                      -       1,000           -
                                           ----------  ----------  ----------
     Net Cash Provided By Financing
      Activities                               24,250      14,830      93,590
                                           ----------  ----------  ----------
Net Change In Cash and Cash Equivalents          (740)        (66)          -

Cash - Beginning of Period                        740         150           -
                                           ----------  ----------  ----------
Cash - End of Period                       $        -  $       84  $        -
                                           ==========  ==========  ==========
Supplemental Cash Flow Information
  Interest paid                            $        -  $        -  $        -
                                           ==========  ==========  ==========

Non Cash Investing and Financing Activities:
  Stock issued for contribution of assets  $        -  $  43,694   $   43,694
  Notes payable to related parties
   converted into common stock                 21,000          -       21,000
  Notes payable converted into common stock    24,000          -       24,000


See accompanying notes to unaudited condensed financial statements.

                      CASCADE SLED DOG ADVENTURES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS--The accompanying condensed financial statements are unaudited. In the opinion of management, all necessary adjustments
(which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's financial statements and notes thereto for the year ended December 31, 2000, which were included in the Form SB-2/A (Amendment No. 4) that was filed with the SEC on August 8, 2001. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended December 31, 2001.

BUSINESS CONDITION--The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered losses from operations of $25,777 and $20,263 during the nine months ended September 30, 2001 and 2000, respectively, and has had negative cash flows from operations of $16,359 and $6,997 during the nine months ended September 30, 2001 and 2000, respectively. As of September 30, 2001, the Company had an accumulated deficit of $103,143 and had a working capital deficiency of $6,750. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to raise additional capital or other financing, and to achieve profitable operations. Management has proposed the discontinuation of its sled dog operations and intends to seek out alternative business activities in its place. During February 2001, the Company raised $24,250 cash from the issuance of common stock, net of $30,000 in costs of the offering, and converted $45,000 in notes payable to related parties and to others into common stock. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 2 -- CONVERTIBLE NOTES PAYABLE

During October, 2000, investors advanced a total of $24,000 to the Company to meet operating expenses under the terms of notes payable. The notes bore interest at 10% and were convertible, together with accrued interest at the option of the note holders into common shares. During February 2001, the notes were converted, together with $400 accrued interest, into 240,000 common shares, at $0.10 per share.

NOTE 3 -- RELATED PARTY TRANSACTIONS

During October, 2000, officers advanced $22,100 to the Company to meet operating expenses under the terms of notes payable. The notes bore interest at 10% and were convertible, together with accrued interest at the option of the note holders into common shares. During February 2001, notes in the amount of $21,000 were converted, together with $1,377 accrued interest, into 210,000 common shares, at $0.10 per share. Following this conversion, $1,100 in notes payable to related parties remain outstanding.

During the nine months ended September 30, 2001, two officers paid expenses totaling $5,650 on behalf of the Company to meet operating expenses. These amounts are due upon demand and bear no interest nor terms for repayment. Subsequent to September 30, 2001, these officers paid an additional $2,789 to meet expenses on behalf of the Company.

NOTE 4 -- PREFERRED STOCK

The Company has authorized 5,000,000 Class A preferred shares. These shares are non-voting and shall have priority over common shares in the payment of any dividends or in the event of dissolution. There have been no preferred shares issued or designated as of September 30, 2001.

NOTE 5 -- COMMON STOCK

During February 2001, the Company closed its private placement offering and issued 992,500 common shares upon receiving cash proceeds of $24,250, net of $30,000 in offering costs, conversion of $21,000 in notes payable to related parties, together with accrued interest of $1,377, and conversion of notes payable in the amount of $24,000 together with accrued interest of $400. In addition, 8,158 common shares were issued as part of the offering for $816 of expenses advanced by an officer.

NOTE 6 -- DISCONTINUED OPERATIONS

On September 7, 2001, the Company's Board of Directors determined to discontinue its dog sled operations and seek out alternative business activities in its place. The Company intends to transfer the sled dog equipment, concept, and operations to the Company's president in exchange for the 480,000 common shares of the Company he holds and any debts or other liabilities owed to him at the date the transaction is completed. The returned 480,000 shares and the net assets transferred will be valued at their fair value on the date of the transaction. The Company's stock is not trading; therefore the fair value of the shares redeemed will be based upon the value cash investors paid for investments in the Company's common stock during February 2001. The Company anticipates it will recognize a gain on the sale, however, that gain has been deferred until realized. Results of operations have been restated for all periods shown to reflect the discontinuation of the dog sled operations. Sales from the discontinued operation during the nine months ended September 30, 2001 were not material.

The assets of the discontinued dog sled operations less liabilities to be assumed by the Company's president consisted of the following at September 30, 2001:

        Equipment (net of accumulated depreciation
         of 19,397)                                        $  50,195
                                                           ---------

        Payable to officer                                    (4,775)
        Convertible notes payable to officer                  (1,100)
                                                           ---------
        Total Current Liabilities                             (5,875)
                                                           ---------
         Net Assets of Discontinued Dog Sled Operations    $  44,320
                                                           =========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

Certain statements in this Section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "expect,""anticipate,""intend," and "project" and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results from experience may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions in the markets served by the company, increasing competition, fluctuations in raw materials and energy prices, and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

Results of Operations

Cascade Sled Dog Adventures, Inc. ("Cascade") was incorporated in Nevada on May1, 1998 as Novanet International, Inc. Its name was changed to Cascade Sled Dog Adventures, Inc. as of August 1, 2001. It been involved exclusively to this point in start-up operations including incorporation, initial organization and an initial public offering ("IPO") of its existing shares (without any new capital being raised) which SB-2 offering was closed as of August 13, 2001. In this IPO it did not raise any gross proceeds, but registered its already issued and outstanding 1,500,658 which had previously been issued in a private placement.

The accumulated deficit for Cascade during the development stage resulting from general and administrative costs were $77,366 as of December 31, 2000 and $103,143 as of September 30, 2001. The total cumulative deficit from inception (5/1/1998) to September 30, 2001 is $103,143.

In February, 2001 the company completed a private placement offering in which it raised $100,000 of gross offering proceeds. The company received approximately $55,000 in cash and the conversion of prior loans to the company for operational purposes as part of this offering. In general terms approximately $25,000 of the offering proceeds have been used to pay direct offering related costs, including legal accounting and printing, and the remaining balance of approximately $75,000 has been expanded in operational costs of the company's initial business purpose of conducting sled dog tours in the Mt. St. Helens area of Washington State. The winter of 2000 through 2001 was the first partial operational year for sled dog tours by the company.

It does not appear that the company will be able to maintain on-going sled dog tours for the winter season of 2001-2002 due to the lack of available permits which the company had earlier obtained being renewed and because the company has not been able to raise sufficient additional capital to properly conduct and engage in sled dog tours for the forthcoming winter season.

As a result, Cascade is now in a position where it must seek out alternative business activities and plans if it hopes to continue as a viable business entity. This task is complicated due to the fact that the company does not have any significant remaining tangible assets, nor is there any present known sources of additional capital or funding for the company to continue its operations. In all likelihood, Cascade will have to seek out and attempt to find a potential acquisition or merger candidate with existing business asset or properties if it is to remain as an ongoing business enterprise. It does not appear at this time it would be feasible to further pursue the sled dog touring operations as it has not been possible to raise additional capital for this business purposes from the efforts made by management to date.

Mr. Steven Madsen has indicated a willingness to return all of his outstanding and issued shares in Cascade which he received in the company for the contribution of the sled dog assets, and other related sport dog concepts, prototypes and properties in exchange for the return of his shares in a reorganization or as treasury stock. Management is proceeding with this commitment to seek out and search for potential acquisition or reorganization candidates or companies.

At present, Cascade intends to transfer back the sled dog equipment, concept and operations to Mr. Steve Madsen for his shares, thereby stopping all ongoing operational costs related to its prior business. Mr. Steve Madsen indicates he will release Cascade of any debts or liabilities for costs advanced by Mr. Steve Madsen upon completion of this transaction. Mr. Dennis Madsen is currently advancing costs to allow the company to file this current report and will continue to assist the company in its pursuit of alternative business endeavors, as long as possible.

Liquidity and Sources of Capital

As noted above, Cascade has not engaged in business operations to date except the limited sled dog tours in 2000-2001 which did not generate any significant revenues.

Cascade is presently determining how to modify its original business plan. The company is certain that it does not have the minimal capital to continue its present operations, and most likely will not continue as a going concern unless it can shortly obtain an alternative business activity or alternative financing.

It is possible that Cascade could seek subsequent private placement financing funds or other means to continue its business operations and/or to develop or market new products, though no assurance or warranty that funds will be available or that the company would deem it as feasible or appropriate to seek such alternative financing can be made at this time.

Mr. Dennis Madsen believes the return of the Steve Madsen shares may help Cascade in finding potential alternative business endeavors or in raising interim capital, though no assurance can be given of these potential expectations.

                         PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Cascade is not presently engaged in any legal proceedings, nor does it know of any claims for or against the company by any party which would result in litigation.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The company has not had any change in its securities since its last report filing on Form SB-2.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the present quarter there has been no matter submitted to security holders for a vote. Cascade does not presently anticipate holding an annual shareholders meeting, unless required incident to a specific acquisition or merger proposal. Shareholders will be independently advised of any such formal annual meeting date.

ITEM 5.  OTHER MATTERS

During the recent quarter being reported, management of Cascade continues to attempt to obtain a listing of the company stock on the NASD sponsored Electronic Bulletin Board, no such listing has been completed to date.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 REGISTRANT: CASCADE SLED DOG ADVENTURES, INC.


Date:   November 19, 2001       By:   /s/ Dennis Madsen
                                -----------------------
                                Mr. Dennis Madsen
                                Chief Financial and Accounting Officer


