Form 10QSB
period 2001-06-30
CASCADE SLED DOG ADVENTURES INC
filed 2001-11-26
CIK 1137149

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED June 30, 2001
                                       OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD From                          to                     .

                        Commission File Number 333-57576

                        CASCADE SLED DOG ADVENTURES, INC.
             (Exact name of registrant as specified in its charter)

                    Nevada                                 91-2007330
                    ------                                 ----------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                     Identification No.)

                                 199 Kent Drive
                                Toutle, Washington 98649
                                ------------------------
                    (Address of principal executive officers)

                                 (306) 274-5276
                                 --------------
              (Registrant's telephone number, including area code)

                           Novanet International, Inc.
                           ---------------------------
   (Former name, former address and former fiscal year, if changed since last report)





                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Common Stock: 1,500,658 shares issued as of November 21, 2001, $.001Par Value. Authorized - 25,000,000 common voting shares.






                                      INDEX

                        Cascade Sled Dog Adventures, Inc.
                        For Quarter Ending June 30, 2001

Part I.  Financial Information

     Item 1.   Financial Statements                                     Page


     Condensed Balance Sheets (Unaudited) - June 30, 2001 and
       December 31, 2000                                                   1

     Condensed Statements of Operations (Unaudited ) for the Three and
       Six Months Ended June 30, 2001 and 2000, and for the Period from
       May 1, 1998 (Date of Inception) through June 30, 2001               2

     Condensed Statements of Cash Flows (Unaudited) for the Six Months
       Ended June 30, 2001 and 2000 and for the Period from May 1, 1998
      (Date of Inception) through June 30, 2001                            3

     Notes to Condensed Financial Statements (Unaudited)                   4

     Item      2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.                        6

Part II.  Other Information

     Item 1.   Legal Proceedings                                           8

     Item 2.   Changes in Securities and Use of Proceeds                   8

     Item 4.   Submission of Matters to a Vote of Security Holders         8

     Item 6.   Exhibits and Reports on Form 8-K                            8

Signatures                                                                 8




                         Part I - Financial Information
Item 1.  Financial Statements

                        CASCADE SLED DOG ADVENTURES, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)

                                                     June 30,  December 31,
                                                       2001        2000
                                                    ----------  ----------
                                   ASSETS
Current Assets
   Cash                                             $        -  $      740
                                                    ----------  ----------
      Total Current Assets                                   -         740

Equipment
   Equipment                                                 -      60,962
   Less: Accumulated depreciation                            -     (10,742)
                                                    ----------  ----------
      Net Equipment                                          -      50,220

Deferred Offering Costs                                      -      20,000

Net Assets of Discontinued Dog Sled Operations          53,152           -
                                                    ----------  ----------
Total Assets                                        $   53,152  $   70,960
                                                    ==========  ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
   Accounts payable                                 $      418  $        -
   Accrued offering costs                                    -      20,000
   Accrued compensation                                      -       6,000
   Accrued interest payable                                  -       1,777
   Convertible notes payable to related parties              -      22,100
   Convertible notes payable                                 -      24,000
   Net liabilities of discontinued dog sled
     operations                                          2,997           -
                                                    ----------   ---------

      Total Current Liabilities                          3,415      73,877
                                                    ----------  ----------
Stockholders' Equity (Deficit)
   Class A non-voting preferred stock - $0.001
     par value; 5,000,000 shares authorized;
     no shares issued or outstanding                         -           -
   Common stock - $0.001 par value; 25,000,000
     shares authorized; 1,500,658 shares and
     500,000 shares issued and outstanding,
     respectively                                        1,501         500
   Additional paid-in capital                          144,791      73,949
   Deficit accumulated during the development
     stage                                             (96,555)    (77,366)
                                                      --------  ----------
      Total Stockholders' Equity (Deficit)              49,737      (2,917)
                                                      --------  ----------
Total Liabilities and Stockholders' Equity (Deficit)  $ 53,152  $   70,960
                                                      ========  ==========

       See accompanying notes to unaudited condensed financial statements.


                        CASCADE SLED DOG ADVENTURES, INC.
                          (A Development Stage Company)
                   CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                  For the
                                                                              Period From
                                                                              May 1, 1998
                                                                                 (Date of
                                                                                Inception)
                                 For the Three Months      For the Six Months     Through
                                     Ended June 30,          Ended June 30,       June 30,
                                   ----------------------   -----------------   ----------
                                        2001         2000       2001     2000         2001

Interest Expense                           -            -          -         -       1,777
                                   ---------     --------   --------  --------  ----------

Loss From Continuing Operations            -            -          -         -      (1,777)

Loss From Discontinued Dog
   Sled Operations                    (6,693)     (10,443)   (19,189)  (12,346)    (94,778)
                                   ---------     --------   --------  --------  ----------

Net Loss                           $  (6,693)    $(10,443)  $(19,189) $(12,346) $  (96,555)
                                   =========     ========   ========  ========  ===========

Basic and Diluted Loss Per
   Common Share
Loss From Continuing Operations    $       -     $      -   $      -  $      -
Loss From Discontinued Operations          -        (0.02)     (0.01)    (0.03)
                                   ---------     --------   --------  --------
Net Loss                           $       -     $  (0.02)  $  (0.01) $  (0.03)
                                   =========     ========   ========  ========
Basic and Diluted Weighted-Average
   Number of Common Shares Used
   In Per Share Calculations       1,500,658      445,375   1,323,746  445,375
                                   =========     ========   =========  =======


       See accompanying notes to unaudited condensed financial statements.


                        CASCADE SLED DOG ADVENTURES, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                  For the
                                                              Period From
                                                                    May 1,
                                                                     1998
                                                                 (Date of
                                                                 Inception)
                                             For the Six Months   Through
                                               Ended June 30,     June 30,
                                             ------------------  --------
                                                 2001      2000      2001

Cash Flows From Operating Activities
  Net loss                                   $(19,189) $(12,346) $(96,555)
  Adjustments to reconcile net  loss to
    net cash used in operating activities:
     Depreciation                               5,699     3,698    16,440
     Stock issued for expenses paid by
       shareholder                                816     6,515     8,331
     Expenses paid by shareholders              1,897         -     1,897
     Changes in current assets and liabilities:
     Accounts payable                             418       899       418
        Accrued compensation                   (6,000)        -         -
     Accrued interest payable                       -         -     1,777
                                             --------  --------  --------

  Net Cash Used In Operating Activities       (16,359)   (1,234)  (67,692)
                                             --------  --------- --------

Cash Flows From Investing Activities
  Purchase of property and equipment           (8,631)   (3,899)  (25,898)
                                             --------  --------  --------

  Net Cash Used In Investing Activities        (8,631)   (3,899)  (25,898)
                                             --------  --------  --------

Cash Flows From Financing  Activities
  Proceeds from notes payable to
  related parties                                   -    10,000    22,100
  Proceeds from notes payable                       -         -    24,000
  Proceeds from issuance of common stock       24,250     1,730    47,490
  Collection of receivable from shareholder         -     1,000         -
                                             --------  -------- ---------
  Net Cash Provided By Financing Activities    24,250    12,730    93,590
                                             --------  -------- --------
Net Change In Cash and Cash Equivalents          (740)    7,597         -

Cash - Beginning of Period                        740       150         -
                                             --------  -------- ---------

Cash - End of Period                         $      -  $  7,747 $       -

 Supplemental Cash Flow Information
  Interest paid                              $      -  $      - $       -


Non Cash Investing and Financing Activities:
  Stock issued for contribution of assets $ - $ - $ 43,694 Notes payable to related parties converted
    into common stock                          21,000         -     21,000
  Notes payable converted into common stock    24,000         -     24,000



   See accompanying notes to unaudited condensed financial statements.

                        CASCADE SLED DOG ADVENTURES, INC.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements-The accompanying condensed financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's financial statements and notes thereto for the year ended December 31, 2000, which were included in the Form SB-2/A (Amendment Nos. 3 and 4) that was filed with the SEC on July 19, 2000 and August 8, 2001, respectively. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended December 31, 2001.

Business Condition - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered losses from operations of $19,189 and $12,346 during the six months ended June 30, 2001 and 2000, respectively, and has had negative cash flows from operations of $16,359 and $1,234 during the six months ended June 30, 2001 and 2000, respectively. As of June 30, 2001, the Company had an accumulated deficit of $96,555 and had a working capital deficiency of $3,415. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to raise additional capital or other financing, and to achieve profitable operations. During February 2001, the Company raised $24,250 cash from the issuance of common stock, net of $30,000 in costs of the offering, and converted $45,000 in notes payable to related parties and to others into common stock. Subsequent to June 30, 2001, management proposed the discontinuation of its sled dog operations and intends to seek out alternative business activities in its place. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 2 - CONVERTIBLE NOTES PAYABLE

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

NOTE 3 - RELATED PARTY TRANSACTIONS

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

During the six months ended June 30, 2001, an officer paid expenses totaling $1,897 on behalf of the Company to meet operating expenses. This amount is due upon demand and bears no interest nor terms for repayment. Subsequent to June 30, 2001, two officers paid an additional $6,542 to meet expenses on behalf of the Company.

NOTE 4 - PREFERRED STOCK

The Company has authorized 5,000,000 Class A preferred shares. These shares are non-voting and shall have priority over common shares in the payment of any dividends or in the event of dissolution. There have been no preferred shares issued or designated as of June 30, 2001.

NOTE 5 - COMMON STOCK

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

NOTE 6 - SUBSEQUENT EVENTS

On September 7, 2001, the Company's Board of Directors determined to discontinue its dog sled operations and seek out alternative business activities in its place. The Company intends to transfer the sled dog equipment, concept, and operations to the Company's president in exchange for the 480,000 common shares of the Company he holds and any debts or other liabilities owed to him at the date the transaction is completed. The returned 480,000 shares and the net assets transferred will be valued at their fair value on the date of the transaction. The Company's stock is not trading; therefore the fair value of the shares redeemed will be based upon the value cash investors paid for investments in the Company's common stock during February 2001. The Company anticipates it will recognize a gain on the sale; however, that gain has been deferred until realized. Results of operations have been restated for all periods shown to reflect the discontinuation of the dog sled operations. Sales from the discontinued operation during the six months ended June 30, 2001 were not material.

The assets of the discontinued dog sled operations less liabilities to be assumed by the Company's president consisted of the following at June 30, 2001:

     Equipment (net of accumulated depreciation of $16,440)   $  53,152
                                                              ---------

     Payable to officer                                          (1,897)
     Convertible notes payable to officer                        (1,100)
                                                              ---------
     Total Current Liabilities                                   (2,997)
                                                              ---------
     Net Assets of Discontinued Dog Sled Operations           $  50,155
                                                              =========

Item 2.   Management's Discussion and Analysis or Plan of Operations

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

Plan of Operations

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

The accumulated deficit for Cascade during the development stage resulting from general and administrative costs were $77,366 as of December 31, 2000 and $96,555 as of June 30, 2001. The total cumulative deficit from inception May 1, 1998 to June 30, 2001 is $96,555.

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

                           Part II - Other Information

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

               REGISTRANT: CASCADE SLED DOG ADVENTURES, INC.


Date:  November 21, 2001                 By:  /s/ Dennis Madsen
                                              ----------------------------
                                              Mr. Dennis Madsen
                                              Chief Financial and
                                                Accounting Officer

