Form 10KSB
period 2001-12-31
CASCADE SLED DOG ADVENTURES INC
filed 2002-04-16
CIK 1137149

FORM 10-KSB

                              SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C. 20549


MARK ONE

   X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                              or
          TRANSITION REPORT pursuant to section 13 or 15(d) of the securities exchange act of 1934

     FOR THE TRANSITION PERIOD FROM N/A TO N/A


                              COMMISSION FILE NUMBER: 333-57576


                              CASCADE SLED DOG ADVENTURES, INC.
                         (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              NEVADA                                  91-2007330
              ------                                  ----------
          (STATE OF INCORPORATION)      (I.R.S. EMPLOYER IDENTIFICATION NUMBER)


     7829 South 3500 East
     Salt Lake City, Utah                              84121
     --------------------                              -----
     ADDRESS OF PRINCIPAL                             ZIP CODE
     EXECUTIVE OFFICES

Registrant's telephone number, including area code: (801) 557-7540
                                                    --------------

                                      Name of each exchange on
     Title of each class                 which registered
     -------------------                 ----------------
     Common - $0.001 Par Value                  None


Securities registered pursuant to Section 12(g) of the Act: None


Indicate by check mark whether the Registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES
 X     NO   (Initial filing)

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-KSB or any amendment to this Form 10-KSB.   [     ]

As of March 1, 2002, the aggregate market value of the common voting stock held by non-affiliates of the Registrant, computed by reference to the net worth of the company would be a negative net worth. The company has no current trading market.

State issuer's revenues for its most recent fiscal year.    NONE

As of March 1, 2002, the Registrant had outstanding 1,500,658 shares of common stock ($0.001 par value)





                          TABLE OF CONTENTS

PART I
                                                                Page

ITEM 1    BUSINESS                                               3

ITEM 2    PROPERTIES                                             7

ITEM 3    LEGAL PROCEEDINGS                                      7

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    7


PART II


ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY                  7

ITEM 6    SELECTED FINANCIAL DATA                                8

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
                                                                 9

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA             10

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS          10
          ON ACCOUNTING AND FINANCIAL DISCLOSURES


PART III


ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT         10

ITEM 11   EXECUTIVE COMPENSATION                                 13

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS        13
          AND MANAGEMENT

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS         14


PART IV


ITEM 14   EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND       15
          REPORTS ON FORM 8-K

          SIGNATURES                                             16





                               PART I

                          Item 1.  BUSINESS

Our discussion and analysis of the Business and subsequent discussion of Financial Conditions may contain forward-looking statements that involve risks and uncertainties. The statements contained in the Report are not purely historical but are forward-looking statements including, without limitations, statements regarding Cascade Sled Dog Adventures, Inc. ("Cascade") expectations, beliefs, estimates, intentions, anticipations and strategies about the future. Words such as, "anticipates," "expects," "intends," "plans," "believes, "seeks," "estimates," or variations of such words and similar expressions, are intended to identify such forward-looking statements, but their absence does not mean the statement is not forward-looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements as a result of various factors. Specifically, and not in limitation of these factors, Cascade may alter its plans, strategies, objectives or business. This disclaimer is made in reliance upon the safe harbor provisions of the Private Securities Reform act of 1995.

(A)  GENERAL AND HISTORICAL

     Cascade was incorporated in Nevada on May 1, 1998 as Novanet International, Inc. Its name was changed to Cascade Sled Dog Adventures, Inc. as of August 1, 2001. It has been involved exclusively to this point in start-up operations including incorporation, initial organization, a private placement and an initial public offering ("IPO") of its existing shares (without any new capital being raised), which SB-2 offering was closed as of August 13, 2001. In the IPO, Cascade did not raise any proceeds, but only registered its already issued and outstanding 1,500,658 shares which had previously been issued in its private placement.

     The accumulated deficit of $117, 948 through December 31, 2001 primarily resulted from general and administrative costs.

     In February, 2001 the company completed a private placement offering in which it raised $100,000 of gross offering proceeds. The company received approximately $55,000 in cash and the balance of shares were issued to pay the conversion of prior loans to the company for operational purposes as part of this offering. Approximately $30,000 of the offering proceeds have been used to pay direct offering related costs, including legal accounting and printing, and the remaining balance of approximately $70,000 (including earlier converted loan proceeds) was expanded in operational costs of the company's initial business purpose of conducting sled dog tours in the Mt. St. Helens area of Washington State and for general operating costs. The winter of 2000 through 2001 was the first partial operational year for sled dog tours by the company. Cascade had di minimus revenues and has now exhausted all of its initial capital on these initial business ventures and ongoing operations.

     Cascade was not able to maintain ongoing sled dog tours for the winter season of 2001-2002 due to the lack of available permits which the company had earlier obtained being renewed and because the company has not been able to raise sufficient additional capital to properly conduct and engage in sled dog tours for the forthcoming winter season.

     Since the third quarter of 2001 when all capital resources of the company were exhausted, Mr. Dennis Madsen, the CFO and a principal shareholder, has been providing minimal interim funding for Cascade so it may remain current on its state and SEC filings. Mr. Dennis Madsen has also been searching for potential merger or acquisition candidates. Cascade has no other business activities or current purposes. It is indeterminate how much longer Mr. Madsen may be able to provide such interim maintenance funding or finding services. There is a significant risk factor that Mr. Dennis Madsen may not be able to continue to provide minimal services or funding to maintain the company as a public company or even as a continuing corporation. Further, there is no assurance Mr. Madsen will be successful in finding a new business opportunity for the company to review, or potential merger or acquisition candidates.

     Cascade has indicated to Mr. Dennis Madsen that they will compensate and reimburse him in shares, or a combination of shares and cash, for his services and advances in the event of future operations or some form of merger or acquisition. No formal arrangement or contract exists as to specific terms.

     As a result, Cascade is now in a position where it must seek out alternative business activities and plans if it hopes to continue as a viable business entity. This task is complicated due to the fact that the company does not have any significant remaining tangible assets, nor is there any present known sources of additional capital or funding for the company to continue its operations. In all likelihood, Cascade will have to seek out and attempt to find a potential acquisition or merger candidate with an existing business asset or properties if it is to have an ongoing business enterprise. It does not appear at this time it would be feasible to further pursue the sled dog touring operations as it has not been possible to raise additional capital for this business purpose from the efforts made by management to date, nor has such activities generated any revenues.

     Mr. Steve Madsen has agreed to return all of his outstanding and issued shares in Cascade which he received in the company for the contribution of the sled dog assets, and other related sport dog concepts, prototypes, properties and expertise in exchange for the return of his shares as treasury stock. It is anticipated this exchange will be completed shortly after the filing of this report.

     Mr. Steve Madsen indicates he will release Cascade of any debts or liabilities for costs advanced by Mr. Steve Madsen upon completion of
this transaction.   It is also anticipated Mr. Steve Madsen will resign
his positions with Cascade upon completion of this exchange.

(B) PRODUCTS AND MARKETS

     As noted above, Cascade currently has no product, services or business activities of any type. Historically, it maintained certain sled dog equipment to conduct tours, but has entered into an arrangement in principle to reconvey that limited equipment back to its prior owner, Mr. Steve Madsen, in exchange for the return of his shares in the company. It is anticipated that this exchange will be culminated shortly after the date of this report. At that time, Cascade will have no material assets of any kind. It is also anticipated that it will have no physical facilities and that its minimal filing operations will be conducted by its CFO, Mr. Dennis Madsen, from his place of residence in Salt Lake City, Utah for so long as he is able to provide those services.

     Cascade has no way to project or anticipate what, if any, products and services it might obtain if it is successful in searching out various new business opportunities or a merger or other acquisition opportunity. These subsequent matters will be reported to shareholders most likely in a proxy solicitation, if required, to approve such type of reorganization, or will otherwise be reported in an 8-K filing of material subsequent events by the company. Unless Cascade is successful in seeking out any new business opportunity it is not anticipated that it will have any material assets or properties.

(C)  PLAN OF OPERATION

     Again, as noted above, Cascade does not presently have any business activities or prospects for business activities and must be considered essentially an inactive or "shell" enterprise.

     Mr. Dennis Madsen, for so long as he is economically able to do so and without any formal commitment, is continuing to seek out potential merger or acquisition opportunities for the company or an independent business opportunity. There can be no assurance or warranty that he will be successful in such efforts or how long he may continue with such efforts. As noted previously, if the company is successful in obtaining any merger or acquisition candidate, it most likely will inform investors through a proxy solicitation as may be required to approve such reorganization. Otherwise, investors will be informed of significant events through 8-K filings and other periodic notices to shareholders. Mr. Dennis Madsen is not working on any budget and is devoting such amount of his time as he can reasonably afford to these limited efforts.

(D) SPECIFIC BUSINESS PLAN AND PROJECTIONS

     Mr. Dennis Madsen has advanced the costs of this filing and believes, without warranty, that he can sustain the company on an inactive basis by filing necessary SEC reports, annual corporate and tax filings and other incidentals for a period of 3-6 months. During this period he will actively search for a merger or acquisition candidate or company willing to transfer an active business enterprise. Mr. Madsen cannot warrant success in this regard. If he is not successful, the company may have to be liquidated as it has no alternative business plans. The company has no alternative financing plan.

(E) COMPETITIVE FACTORS

     The company cannot make any projection as to what competitive factors it may face in the future until or unless it determines what type of business activity it may acquire. Again, investors will be informed of material decisions in this regard or new developments as outlined above.

(F) NUMBER OF PERSONS EMPLOYED

     As will be noted from the above, there are no current employees of the company. Mr. Dennis Madsen is working on an ad hoc an informal basis to devote so much of his time as possible to search out business, merger or acquisition candidates, but is not doing so on any formal contract basis with the company. Cascade has committed to pay him reasonable costs for his services and reimburse him for expenses related to third party costs such as payment to attorneys and accountants for the preparation of this and related Securities and Exchange Act Filings. Mr. Madsen has also attempted to keep the company current on its Nevada filings as a corporate entity and will continue to do so for so long as possible.

     It is anticipated Mr. Dennis Madsen would be paid in stock, or a combination of stock and cash, in the event that some subsequent merger acquisition or business opportunity is realized, though the exact amounts of such compensation and the terms of payment have not been negotiated nor is there any formal reimbursement contract other than the commitment of the company to make sure that Mr. Madsen is paid for his ongoing efforts and out-of-pocket expenses for the company in the event the company is able to compensate him in the future. Any specific terms of compensation would be disclosed as determined by the Board in subsequent periodic filings with the Commission.

     Cascade has no other active employees, officers or agents. Mr. Baird is continuing to serve on the Board of Directors on an as-needed basis. Mr. Steve Madsen is anticipated to shortly resign from the Board and as an executive officer upon the completion of the return of sled dog related assets for his shares and the Board will then be required to
appoint a third member to serve on the Board on an interim basis.   No
candidate has currently been selected.

     No projection of future employees or agents which may be required in addition to those described above can be determined until the nature of any future possible acquisition merger or business opportunity has been realized and is further developed.

(G) ENVIRONMENTAL COMPLIANCE

     During the very limited operational period when Sled Dog Adventures acted as an operating sled dog touring company there were various environmental compliance issues which the company was required to meet. It is believed Cascade fully and adequately discharged those obligations and that there are no remaining obligations, liabilities or environmental issues.

     Cascade cannot predict how significant environmental issues may be to any potential future business activities until such business activities, if any, are identified and implemented.

(H) GOVERNMENTAL COMPLIANCE

     As presently constituted, Cascade does not have significant governmental compliance requirements. As indicated previously, Mr. Dennis Madsen, at his own cost and effort, is attempting to maintain filings with the Securities and Exchange Commission such as the within report on an interim basis. The company also incurs minor expenses for annual renewal of registration and good standing of the corporation in
the State of Nevada and tax filings.   Other than this, Cascade is not
subject to any known governmental filings and probably will not be subject to any other governmental filings until or unless a new business activity is undertaken or a merger acquisition is completed.

(I) REPORT ON INITIAL PUBLIC FINANCING

     As previously described, the sole capital raised by Cascade has been an earlier private placement offering with gross proceeds of $100,000 which have now been fully expended as generally outlined above.
 In August, 2001, Cascade completed an SB-2 registration to register shares pursuant to an underwriting commitment to the original private placement shareholders, but without raising any additional funding or capital for the company. Cascade has no present plans or intents to engage in any further or future registration at the present time and deems that it has now fully reported the expenditures of all initial funding for the company.


                         Item 2.  PROPERTIES

     As indicated above, the minimal facilities presently being used by the company are provided without present charge by Mr. Dennis Madsen from his place of residence in Salt Lake City, Utah. Any prior accrued costs for the prior facilities described above will be discharged and released by Mr. Steve Madsen upon the exchange of assets for shares as previously described.

     The company currently has a small storage office located at 1035-A Vandercook Way STE B, Longview, Washington, 98632. This roughly 200 square foot space is adjunct to Steve Madsen's law practice and is currently provided at no direct cost to Cascade. The principal place of business is currently being operated from Mr. Dennis Madsen's residence at 7829 South 3500 East, Salt Lake City, UT 84121.


                     Item 3.  LEGAL PROCEEDINGS

     There are no legal actions or claims in which the company is engaged.

    Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The company did not hold a shareholders meeting in 2001, thus there
was no vote of securities holders in 2001.   Cascade has no present
shareholder meeting planned or noticed.

                               Part II

  Item 5.  MARKET FOR REGISTRANT'S COMMON AND RELATED STOCKHOLDER
                               MATTERS

     Cascade currently does not have any of its shares traded on an exchange or any public market. The company, through Mr. Dennis Madsen, is continuing efforts to attempt to obtain an Electronic Bulletin Board listing through one or more broker/dealers with the NASD, but has not been successful in those efforts to date. No assurance or representation can or is made of whether a public market will be obtained or when any such public market may be obtained. In all events, it is certain that if the company is traded publicly it will be on a limited basis on the NASD sponsored Electronic Bulletin Board.


                  Item 6.  SELECTED FINANCIAL DATA

     The following constitutes only a selected summary of significant accounting information and is qualified in its entirety by referenced to the complete audited Financial Statements attached hereto and incorporated, including all notes thereto.

                                                                    For the
                                                                  Cumulative
                                                                  Period From
                                                                  May 1, 1998
                                                                    (Date of
                                       For the Years Ended         Inception)
                                           December 31,             Through
                                         -----------------------  December 31,
                                             2001        2000          2001
                                         -----------   ---------   ----------

Loss From Continuing Operations          $    (8,028)  $  (1,777)  $   (9,805)

Discontinued Operations (Note 2)
  Loss from discontinued Sled Dog
   operations                                (23,378)    (33,723)     (98,967)
  Loss on disposal of discontinued
   Sled Dog operations, including
   provision of $7,208 for
   operating losses during the
   phase-out period                           (7,208)          -       (7,208)
                                         -----------   ---------   ----------

Net Loss                                 $   (38,614)  $ (35,500)  $ (115,980)
                                          ==========   =========   ==========
Basic and Diluted Loss Per
  Common Share
  Loss from continuing operations        $     (0.01)  $   (0.00)
  Loss from discontinued operations            (0.02)      (0.07)
                                         -----------   ---------
  Net Loss                               $     (0.03)  $   (0.07)
                                         ===========   =========

Dividends Per Share                             none        none         none



                                                December 31,
                                         -------------------------
                                                2001       2000
                                         -----------   -----------
Total Assets                             $    50,195   $    70,960
Liabilities                                   19,883        73,877
Stockholders' Equity (Deficit)                30,312        (2,917)
Working Capital Deficit                       19,883        73,137

                    Item 7.  PLAN OF OPERATION


  This Form 10-K includes "forward-looking" statements about future financial results, future business changes and other events that have not yet occurred. For example, statements like we "expect," we "anticipate" or we "believe" are forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties about the future. We will not necessarily update the information in this Form 10-K in any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of our business are discussed throughout this Form 10-K. Investors should read all of these risks carefully.

  As noted previously, Cascade is a start-up entity without prior operating history, revenues or income. No assurance or warranty can be made that Cascade will be successful in its anticipated business operations and the nature of a start-up entity is that it poses significant risk factors as to whether any investor will receive back a return of investment, or whether they will lose their entire investment.

(I) LIQUIDITY AND CONTINUED OPERATIONS

  As noted above, Cascade has not engaged in business operations to date, except the limited sled dog tours in 2000-2001 which did not generate any significant revenues and no profits.

  Cascade is presently determining how to modify its original business plan. The company is certain that it does not have the minimal capital to continue its present operations, and most likely will not continue as a going concern unless it can shortly obtain an alternative business activity or alternative financing.

  It is possible, though unlikely, that Cascade could seek subsequent private placement financing funds or other means to continue its business operations and/or to develop or market new products, though no assurance or warranty that funds will be available or that the company would deem it as feasible or appropriate to seek such alternative financing can be made at this time.

  Mr. Dennis Madsen believes the return of the Steve Madsen shares may help Cascade in finding potential alternative business endeavors or in raising interim capital, though no assurance can be given of these potential expectations.

  As indicated previously, Cascade shortly, upon the completion of the return of the Sled Dog related capital items to Mr. Steve Madsen, will have no assets of any type or nature. These assets were, in all events,
considered to have a di minimus value to Cascade.   In addition to not
having any material assets, the company has an accumulated deficit of approximately $117, 948 since inception and an undetermined current obligation to Mr. Dennis Madsen for continuing services and cost advances on behalf of the company. Consequently, there is no assurance that Cascade will ever retain a state of economic viability; moreover, there is no way of determining in advance what terms of acquisition may be available to the company in the event that such an acquisition or merger can be negotiated.

  Finally, Cascade has current unpaid liabilities of approximately $18,894 and it is not probable that the company will be able to engage in any present private placement financing, borrowing or public offering of shares to raise additional capital. At present, Mr. Dennis Madsen, without any legal or other obligation, is advancing interim expenses of the company to attempt to allow it to survive as an inactive business entity and reporting company, pending efforts to find a new business activity or some form of merger or acquisition. There is no assurance as to whether Mr. Dennis Madsen can continue in this role for any defined period.

(J) CAPITAL RESOURCES

  As noted above, Cascade does not have any commitment nor is it likely would be able to obtain any a present commitment to raise any additional capital by borrowing, private placement funding or any present public offering of its shares.

(K) RESULTS OF OPERATIONS

  As of December, 2000 the company ceased its last active business operations through a limited sled dog touring venture during that initial winter period. Since that time, Cascade has had no business operations of any type and has a limited prospect for future business operations as generally described above.

        Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Information required by this item appears in the Consolidated Audited Financial Statements and Auditors Report for Cascade for the year ending December 31, 2001 as listed under Item 14.


Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                      AND FINANCIAL DISCLOSURE

  None.

                              PART III

                 Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND
                        SIGNIFICANT EMPLOYEES

  Following this table is a brief biographical description for each of the management principals with a brief description of their business experience and present relationship to Cascade, together with all required relevant disclosures for the past five years. Following the biographical information for the directors and officers is a remuneration table showing current compensation and following this table is a security ownership table showing security ownership of the principal officers and directors, as well as those holding 5% or more of the issued and outstanding stock.

NAME                       POSITION           CURRENT TERM OF OFFICE


Steven B. Madsen, Esq.  Director/CEO/President   Appointed Director in
(Resigning)             Chairman of the Board    Organizational Minutes May,
                                                 1998. Will serve as Director
                                                 until first annual meeting,
                                                 not yet set. Will serve as an
                                                 officer without term pursuant
                                                 to leave of the Board of
                                                 Directors.


Dr. Donald H. Baird     Director//Secretary      Appointed Director in
                                                 Organizational Minutes May,
                                                 1998. Will serve as Director
                                                 until first annual meeting,
                                                 not yet set. Will serve as an
                                                 officer without term pursuant
                                                 to leave of the Board of
                                                 Directors.


Dennis G. Madsen*       Director/Treasurer       Appointed Director in
                                                 Organizational Minutes May,
                                                 1998. Will serve as Director
                                                 until first annual meeting,
                                                 not yet set. Will serve as an
                                                 officer without term pursuant
                                                 to leave of the Board of
                                                 Directors.



  *Dennis G. Madsen is the natural father of Steven B. Madsen. There are no familiar relationships or appointments related to the officers or directors of this corporation.

(L) BIOGRAPHICALS

STEVEN B. MADSEN - DIRECTOR , CEO/PRESIDENT, CHAIRMAN OF THE BOARD
Age: 37

  Mr. Steven B. Madsen serves the company on a part-time basis as its President, Chief Executive Officer and Chairman of the Board. Mr. Steven B. Madsen was the original founder of the predecessor businesses, previously discussed, which have been transferred into the company. Mr. Madsen owns the law firm of Land Use Services of Southwest Washington in Toutle, Washington. Mr. Madsen will continue his full-time practice of law, but believes he can devote such time and efforts as reasonably necessary to the start-up affairs of the company. Mr. Steven Madsen has been practicing attorney for the past five years. He graduated from the University of Puget Sound Law School in May, 1994. His practice primarily emphasizes real estate and construction law concerns and issues. Mr. Steven Madsen has limited prior experience in serving as an executive officer in a business corporation and has been affiliated with the following small business corporations: Jewel Management Corp. Mr. Madsen does not have any direct experience in the management of a public entity.

DENNIS G. MADSEN  - DIRECTOR//TREASURER
Age: 54

  Mr. Dennis G. Madsen will serve the company on a part-time basis as its Treasurer and as a Director. Mr. Madsen has been engaged over the past five years independently as an initial organizer of various ventures and finder of suitable financing candidates for merger, acquisition or public or private financing for various concepts or start-up business entities. Mr. Madsen will continue with such individual business consulting work, but believes that he can devote substantial time to the start-up of this enterprise, though it is anticipated he will work only on a part-time basis. Mr. Madsen resides in Salt Lake City, Utah. Mr. Madsen obtained a B.S. degree from the University of Utah in Biology in 1967. While Mr. Madsen has fairly extensive experience as a consultant working with small public companies, he does not have any actual experience as a manager or officer in a public company.

DR. DONALD H. BAIRD - DIRECTOR/SECRETARY
Age : 59

  Dr. Donald H. Baird is a doctor of divinity having obtained a degree from San Francisco Theological Seminary in 1988. Dr. Baird has an MBA degree from the University of Utah in 1995. Dr. Baird is an ordained and licensed Minister and serves as pastor and head of staff in the Fremont Presbyterian Church and devotes full-time to such efforts. He has served in the ministry since 1964. Dr. Baird believes that he will be able to act as a part-time Officer and Director in the company during its start-up phases. Dr. Baird has miscellaneous investment experience over the past five years in start-up business entities, but has not acted as a director or officer in any type of business corporation to the date of this offering.

                  Item 11.  EXECUTIVE COMPENSATION

  The only prospect for future compensation will be determined in the event of and subsequent to any acquisition of an active business purpose or merger acquisition transaction in which the company may engage in the future. At that time it is presumed that the company would incur ongoing obligations to pay for new management. The company would also have an obligation to reimburse Mr. Madsen for accrued services and expenditures on behalf of the company, though no determination of these amounts has been or can be made at the present time.










  Item 12.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL
                               OWNERS


(M) SHARES OWNED BY MANAGEMENT AND CERTAIN SECURITY HOLDERS

  The following table includes all shares issued to a director, officer or 5% or greater shareholder. There are no created or issued stock options or other stock rights in Cascade at the present time:


Title or Class      Name of Address   Amount of Shares   Percent of Class
                       of Owner     Owned after Offering    of Common
----------------    ---------------  -------------------  ---------------

Common Stock        Steven B. Madsen       480,000              32%
                    199 Kent Drive     To Be Returned As
                    Toutle, Washington     Treasury
                    98649                   Stock



Common Stock        Dennis G. Madsen       178158               12%
                    7828 S. 2500 East
                    Salt Lake City, UT
                    84121



Common Stock        Donald H. Baird        10000                0.67%
                    561 Paco Way
                    Sacramento, CA
                    95819

  Changes in Control. There are currently no arrangements which would result in a change in our control except the return of shares by Mr. Steve Madsen. Cascade has no warrants, options or other stock rights presently authorized.




                   Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  There are certain transactions related to Cascade and this offering which are not deemed to be "arms-length" transactions. That is, the parties on both sides of the contract or agreement have substantial relationships or common interests. All such material transactions are believed to be disclosed in this section:


     . As Previously disclosed, Mr. Steven B. Madsen earlier transferred all of his right title and interest in start-up business products, services, concepts, assets and cash to Cascade for 480,000 shares of common stock. In addition, Mr., Steven B. Madsen transferred a van to Cascade for $4,000, which is estimated at its fair market value as of the date of the sale. It should be understood, by each prospective investor, that such transfer of assets, tangible and intangible, for stock did not involve an "arms-length" transaction and while approved by the other two members of the Board of Directors cannot be considered an arms-length transaction because of the relationship of Mr. Dennis Madsen to Mr. Steven
       Madsen as his father, and because Dr. Baird has been affiliated in prior business dealings with both Madsens. While the Board determined, in their opinion, that such transfer was fair, reasonable, and adequate, and further constituted the only proposal received for engaging in an active business purposes by the company since its formation, each shareholder should consider that the valuation of the assets transferred was not derived through an independent process and should be considered an arbitrary issuance of stock for assets. The valuation of those original business assets and concepts, whether tangible or intangible, are as set-out in the attached financial statements. In all events, these assets will shortly be returned to Mr. Steve Madsen in exchange for his shares.

     . Mr. Dennis G. Madsen has contributed $1,000 to Cascade for the initial issuance of the 10,000 shares of stock, and subsequently loaned $10,000 also converted to 150,000 shares. Mr. Dennis G. Madsen also acquired approximately 18,158 shares for miscellaneous loans and advances. The number of shares issued to Mr. Madsen was determined by the other two board members, but again cannot be considered as a fully independent arms-length transaction due to the familial relationship between Mr. Dennis G. Madsen and Mr. Steve B. Madsen, as well as the long association between Mr. Dennis G. Madsen and Dr. Baird in other business ventures. The Board did make a determination of reasonableness of such funds through shares issued on the basis of approximately $0.10 per share for this initial capitalization. It is not anticipated the company will have further contractual or business relationships with Mr. Dennis G. Madsen independent of his duties and services as an officer/director of the corporation.

     . Dr. Donald H. Baird received his initial shares, 10,000, for services to the company. The number of shares issued was determined by the other Board members and may not be considered an arms-length transaction. These shares issued were also valued at $0.10 per share.

     . The decision between Mr. Steve Madsen and Cascade to return his shares for assets and cancellation of debt is believed to be in the best interest of Cascade and necessary for its continuation, but cannot be considered to be reviewed and approved by an independent Board of Directors.

     . Cascade is not aware of any further transactions which would require disclosure under this section by the company and any affiliated party.



     The foregoing purports to be an accurate summary of the agreement which was filed as an Exhibit to Cascade's earlier SB-1 Registration.



                                           Part IV

                      Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                                   AND REPORTS ON FORM  8-K

     1. Financial Statements: See attached Index to Financial Statements, Financial Statement and Supplemental Information as referenced in
            Part II, Item 8.

     2.     Reports on Form 8-K:

             None

     3.     Exhibit Index:

       3.1 Articles of Incorporation of Registrant. Earlier filed and incorporated as part of SB-2 Registration Statement.

       3.2 By-Laws of Registrant. Earlier filed and incorporated as part of SB-2 Registration Statement.


       23.0    Consents.


                23)1 Opinion of Counsel In Re Legality. Earlier filed and incorporated as part of SB-2
                      Registration Statement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                              REGISTRANT:

                              Cascade Sled Dog Adventures, Inc.


Date:     April 15, 2002      By:   /s/ Steve Madsen
                                 -------------------
                              Mr. Steve Madsen, President,
                              Chief Executive Officer

Date:     April 15, 2002      By:   /s/ Dennis Madsen
                                 --------------------
                              Mr. Dennis Madsen
                              Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Date:     April 15, 2002      By: /s/ Steve Madsen
                                 --------------------
                              Mr. Steve Madsen
                              President/Director

Date:     April 15, 2002      By: /s/  Dennis Madsen
                                 --------------------
                              Mr. Dennis Madsen
                              Director

Date:     April 15, 2002      By:
                                 --------------------
                              Dr. Donald H. Baird
                              Director

                        CASCADE SLED DOG ADVENTURES, INC.
                          (A Development Stage Company)



                 INDEX TO FINANCIAL STATEMENTS


                                                        Page
                                                        ----

  Report of Independent Certified Public Accountants     F-2

  Balance Sheets - December 31, 2001 and 2000            F-3

  Statements of Operations for the Years Ended
   December 31, 2001 and 2000 and for the Cumulative
   Period From May 1, 1998 (Date of Inception)
   through December 31, 2001                             F-4

  Statements of Stockholders' Equity (Deficit) for
   the Cumulative Period from May 1, 1998 (Date of
   Inception) through December 31, 1999 and for the
   years ended December 31, 2000 and 2001                F-5

  Statements of Cash Flows for the Years Ended
   December 31, 2001 and 2000 and for the Cumulative
   Period from May 1, 1998 (Date of Inception) through
   December 31, 2001                                     F-6

  Notes to Financial Statements                          F-7


HANSEN, BARNETT & MAXWELL
A Professional Corporation                      (801) 532-2200
 CERTIFIED PUBLIC ACCOUNTANTS                 Fax (801) 532-7944
                                          5 Triad Center, Suite 750
Member of AICPA SEC Practice Section          55 North 300 West
  Member of Baker Tilly International  Salt Lake City, Utah 84180-1128



       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and the Stockholders
Cascade Sled Dog Adventures, Inc.


We have audited the accompanying balance sheets of Cascade Sled Dog Adventures, Inc. (a development stage company) as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and for the cumulative period from May 1, 1998 (date of inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cascade Sled Dog Adventures, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended and for the cumulative period from May 1, 1998 (date of inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage company that has incurred losses from continuing and discontinued operations and has had negative cash flows from operating activities. As of December 31, 2001, the Company had an accumulated deficit and a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.



                                   HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
March 27, 2002



                        CASCADE SLED DOG ADVENTURES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                    December 31,
                                              -----------------------
                                                 2001         2000

                                              ----------   ----------
                                     ASSETS
Current Assets
   Cash                                       $        -   $      740
                                              ----------   ----------
   Total Current Assets                                -          740
                                              ----------   ----------

Equipment, net of accumulated depreciation
  of $10,742                                           -       50,220
                                              ----------   ----------

Deferred Offering Costs                                -       20,000
                                              ----------   ----------

Assets of Discontinued Sled Dog Operations        50,195            -
                                              ----------   ----------

Total Assets                                  $   50,195   $   70,960
                                              ==========   ==========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
   Accounts payable                           $    3,356   $        -
   Payable to shareholder                          4,671            -
   Accrued offering costs                              -       20,000
   Accrued compensation                                -        6,000
   Accrued interest payable                            -        1,777
   Convertible notes payable to
     related parties                                   -       22,100
   Convertible notes payable                           -       24,000
   Liabilities of discontinued Sled Dog
     operations                                   11,856            -
                                              ----------   ----------
      Total Current Liabilities                   19,883       73,877
                                              ----------   ----------

Stockholders' Equity (Deficit)
   Class A non-voting preferred stock -
     $0.001 par value; 5,000,000 shares
     authorized; no shares issued or
     outstanding                                       -            -
   Common stock - $0.001 par value; 25,000,000
     shares authorized; 1,500,658 shares and
     500,000 shares issued and outstanding,
     respectively                                  1,501          500
   Additional paid-in capital                    144,791       73,949
   Deficit accumulated during the
     development stage                          (115,980)     (77,366)
                                              ----------   ----------

      Total Stockholders' Equity (Deficit)        30,312       (2,917)
                                              ----------   ----------

Total Liabilities and Stockholders'
  Equity (Deficit)                            $   50,195   $   70,960
                                              ==========   ==========


The accompanying notes are an integral part of these financial statements.

                        CASCADE SLED DOG ADVENTURES, INC.
                          (A Development Stage Company)
                   STATEMENTS OF OPERATIONS


                                                                 For the
                                                               Cumulative
                                                               Period From
                                                               May 1, 1998
                                                                 (Date of
                                         For the Years Ended    Inception)
                                              December 31,        Through
                                         ---------------------- December 31,
                                            2001        2000        2001
                                         ----------  ----------  ----------
General and Administrative Expenses      $    8,028  $        -  $    8,028
Interest Expense                                  -       1,777       1,777
                                         ----------  ----------  ----------

Loss From Continuing Operations              (8,028)     (1,777)     (9,805)

Discontinued Operations (Note 2)
 Loss from discontinued Sled Dog
   operations                               (23,378)    (33,723)    (98,967)
 Loss on disposal of discontinued
   Sled Dog operations, including
   provision of $7,208 for
   operating losses during the
   phase-out period                          (7,208)          -      (7,208)

                                         ----------  ----------  ----------

Net Loss                                 $  (38,614) $  (35,500) $ (115,980)
                                         ==========  ==========  ==========

Basic and Diluted Loss Per Common Share
   Loss from continuing operations       $    (0.01) $    (0.00)
   Loss from discontinued
     operations                               (0.02)      (0.07)
                                         ----------  ----------
   Net Loss                              $    (0.03) $    (0.07)
                                         ==========  ==========

Basic and Diluted Weighted-Average
  Number of Common Shares Used In
  Per Share Calculations                  1,401,963     500,000
                                         ==========  ==========


The accompanying notes are an integral part of these financial statements.

                        CASCADE SLED DOG ADVENTURES, INC.
                          (A Development Stage Company)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                                                 Deficit
                                                                               Accumulated    Total
                                    Common Stock       Additional  Receivable  During the Stockholders'
                                ----------------------   Paid-in      from     Development    Equity
                                  Shares      Amount     Capital   Shareholder    Stage     (Deficit)
                                ----------  ----------  ----------  ----------  ----------  ----------
Balance - May 1, 1998
(Date of Inception)                      -  $        -  $        -  $        -  $        -  $        -
Stock issued for a receivable
  from shareholder, May 30,
  1998, $0.10 per share             10,000          10         990      (1,000)          -           -
Stock issued for services,
  May 30, 1998, $0.10 per
  share                             10,000          10         990           -           -       1,000
Stock issued for cash,
  December 31, 1998, $0.15
  per share                         26,574          26       3,984           -           -       4,010
Stock issued for purchase
  of assets paid for by
  shareholder, September 1,
  1999 and December 31, 1999,
  $0.15 per share                  289,484         290      43,404           -           -      43,694
Stock issued for cash,
  December 31, 1999, $0.15
  per share                        109,317         109      16,391           -           -      16,500
Net loss                                 -           -           -           -     (41,866)    (41,866)
                                ----------  ----------  ----------  ----------  ----------  ----------

Balance - December 31, 1999        445,375         445      65,759      (1,000)    (41,866)     23,338
Cash received in satisfaction
  of receivable from shareholder,
  March 20, 2000                         -           -           -       1,000           -       1,000
Stock issued for cash,
  June 30, 2000, $0.15 per share    11,461          12       1,718           -           -       1,730
Stock issued for payment
  by shareholder of operating
  expenses, June 30, 2000,
  $0.15 per share                   43,164          43       6,472           -           -       6,515
Net loss                                 -           -           -           -     (35,500)    (35,500)
                                ----------  ----------  ----------  ----------  ----------  ----------

Balance - December 31, 2000        500,000         500      73,949           -     (77,366)     (2,917)
Stock issued for conversion
  of notes payable, February
  5, 2001, $0.10 per share         240,000         240      24,160           -           -      24,400
Stock issued for conversion
  of related party notes
  payable, February 5, 2001,
  $0.10 per share                  210,000         210      22,167           -           -      22,377
Stock issued for payment
  by shareholder of operating
  expenses, February 5, 2001,
  $0.10 per share                    8,158           8         807           -           -         815
Stock issued for cash,
  February 5, 2001, $0.10 per
  share, less offering costs
  of $30,000                       542,500         543      23,708           -           -      24,251
Net loss                                 -           -           -           -     (38,614)    (38,614)
                                ----------  ----------  ----------  ----------  ----------  ----------

Balance - December 31, 2001      1,500,658  $    1,501  $  144,791  $        -  $ (115,980) $   30,312
                                ==========  ==========  ==========  ==========  ==========  ==========


The accompanying notes are an integral part of these financial statements.

                        CASCADE SLED DOG ADVENTURES, INC.
                           (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                 For the
                                                               Cumulative
                                                               Period From
                                                               May 1, 1998
                                                                 (Date of
                                         For the Years Ended    Inception)
                                              December 31,        Through
                                         ---------------------- December 31,
                                            2001        2000        2001
                                         ----------  ----------  ----------

Cash Flows From Operating Activities
  Net loss                               $  (38,614) $  (35,500) $ (115,980)
  Adjustments to reconcile net  loss to
    net cash used in operating activities:
     Depreciation                             8,656       8,235      19,397
     Stock issued for expenses paid
      by shareholder                            815       6,515       8,330
    Changes in current assets and liabilities:
      Accounts payable                        3,356           -       3,356
      Payable to shareholder                  4,671           -       4,671
      Accrued compensation                   (6,000)    (12,000)          -
      Accrued interest payable                    -       1,777       1,777
      Liabilities of discontinued Sled
       Dog operations                        10,756           -      10,756
                                         ----------  ----------  ----------

  Net Cash Used In Operating Activities     (16,360)    (30,973)    (67,693)
                                         ----------  ----------  ----------

Cash Flows From Investing Activities
  Purchase of property and equipment         (8,631)    (17,267)    (25,898)
                                         ----------  ----------  ----------

  Net Cash Used In Investing Activities      (8,631)    (17,267)    (25,898)
                                         ----------  ----------  ----------

Cash Flows From Financing Activities
  Proceeds from notes payable to
    related parties                               -      22,100      22,100
  Proceeds from notes payable                     -      24,000      24,000
  Proceeds from issuance of common stock     24,251       1,730      47,491
  Collection of receivable from
   shareholder                                    -       1,000           -
                                         ----------  ----------  ----------

  Net Cash Provided By Financing
   Activities                                24,251      48,830      93,591
                                         ----------  ----------  ----------

Net Change In Cash and Cash Equivalents        (740)        590           -

Cash, Beginning of Period                       740         150           -
                                         ----------  ----------  ----------

Cash, End of Period                      $        -  $      740  $        -
                                         ==========  ==========  ==========


The accompanying notes are an integral part of these financial statements.

                        CASCADE SLED DOG ADVENTURES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                 For the
                                                               Cumulative
                                                               Period From
                                                               May 1, 1998
                                                                 (Date of
                                         For the Years Ended    Inception)
                                              December 31,        Through
                                         ---------------------- December 31,
                                            2001        2000        2001
                                         ----------  ----------  ----------


Supplemental Disclosure of Cash Flow
 Information:
  Cash paid for interest                 $        -  $        -  $        -

Supplemental Schedule of Noncash
 Investing and Financing Activities:
  Deferred offering cost applied
   to proceeds of offering and accrued,
   respectively                          $  (20,000) $   20,000  $        -
  Notes payable and accrued interest
   to related parties converted into
   common stock                              22,377           -      22,377
  Notes payable and accrued interest
   converted into common stock               24,400           -      24,400
  Reclassification of convertible note
   payable to related party into a
   liability from discontinued sled dog
   operations                                 1,100           -       1,100




The accompanying notes are an integral part of these financial statements.

                CASCADE SLED DOG ADVENTURES, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS



NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations - Cascade Sled Dog Adventures, Inc. ("Cascade") was incorporated in Nevada on May 1, 1998 as Novanet International, Inc., dba Dogsport Enterprises (the Company). Its name was changed to Cascade Sled Dog Adventures, Inc. as of August 1, 2001. Upon incorporation, the business concept and assets of Dogsport Enterprises, a sole proprietorship, were transferred to the Company with an historical cost of zero. No shares were issued to the former proprietor at that time. There were no material operations of the proprietorship prior to May 1, 1998. Thereafter, the Company's operations were limited to making the necessary preparations to provide sled dog expedition tours. Those operations were discontinued on September 7, 2001. The Company is currently a development stage company investigating business opportunities, which appear to have profitable potential for the Company. The accompanying financial statements include the operations of Dogsport Enterprises from its inception on May 1, 1998 through September 7, 2001, which operations have been presented as discontinued operations.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Business Condition - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has suffered losses from operations of $38,614 and $35,500 during the years ended December 31, 2001 and 2000, respectively, and has had negative cash flows from operations of $16,360 and $30,973 during the years ended December 31, 2001 and 2000, respectively. As of December 31, 2001 and 2000, the Company had an accumulated deficit of $115,980 and $77,366, and a working capital deficiency of $19,883 and $73,137, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to raise additional capital or other financing, and to achieve profitable operations. Management has discontinued its sled dog operations and intends to seek alternative business activities. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Equipment - Through September 7, 2001, equipment was stated at cost. Depreciation was computed using the straight-line method over the estimated useful lives of three to ten years. Maintenance and repairs of equipment were charged to operations and major improvements were capitalized.

Deferred Offering Costs - The Company deferred recognition of the cost of its offering until the offering closed. The expenses were applied against the proceeds of the offering.

Income Taxes - The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement amounts of assets and liabilities and their respective tax bases and for operating loss carryforwards. Deferred tax assets and deferred liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences and loss carry forwards are expected to be recovered or settled. Deferred tax assets have been reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets will ultimately be realized.

Basic and Diluted Loss Per Common Share - The Company computed basic loss per share for the year ended December 31, 2000 by dividing net loss by the number of shares outstanding at the end of the year in accordance with SEC Staff Accounting Bulletin No. 98. For the year ended December 31, 2001 the Company computed basic loss per common share by dividing net loss by the weighted-average number of common shares outstanding during the year in accordance with SFAS No. 128, Earnings Per Share. Diluted loss per share reflects the potential dilution that could occur if all convertible notes payable were converted into common stock. Diluted loss per share is the same as basic loss per share because $46,100 of convertible notes payable at December 31, 2000 would have an anti-dilutive effect on loss per common share and were excluded from the calculation of diluted loss per common share.

NOTE 2 - DISCONTINUED OPERATIONS

On September 7, 2001, the Company's Board of Directors determined to discontinue its Sled Dog operations and seek alternative business activities in its place. The Company intends to transfer the assets of the Sled Dog operations, which consist of the Sled Dog equipment, to the Company's president in exchange for the return of 480,000 common shares and for his assumption of the Company's payable to him at the date the transaction is completed. The Company estimates the disposal will be completed during the first half of 2002.

The loss on disposal of the Sled Dog operations was estimated at September 7, 2001. In that regard, no gain or loss was recognized on the assets to be distributed to the Company's president because the distribution will be a nonmonetary, nonreciprocal transfer to a shareholder. When the common shares are redeemed they will be recorded at the September 7, 2001 carrying value of the equipment less the balance payable to the shareholder, which totaled $45,548. Therefore the loss on disposal consisted of an estimate of the operating losses from the Sled Dog operations from September 7, 2001 through the date of disposal of $7,208.

The results of operations have been restated for all periods presented to reflect the results from the Sled Dog operations through September 7, 2001 as loss from discontinued operations. Revenues from the discontinued operations were $100 during 2001 and $400 during 2000. The assets of the discontinued Sled Dog operations and the liabilities to be assumed by the shareholder consisted of the following at December 31, 2001:

     Equipment, net of accumulated depreciation of $19,397  $    50,195
     Payable to shareholder                                     (11,856)
                                                            -----------
     Net Assets of Discontinued Sled Dog Operations         $    38,339
                                                            ===========



NOTE 3 - CONVERTIBLE NOTES PAYABLE

During October 2000, investors advanced a total of $24,000 to the Company to meet operating expenses under the terms of notes payable. The notes bore interest at 10% and were convertible, together with accrued interest at the option of the note holders into common shares at $0.10 per share. During February 2001, the notes were converted, together with $400 accrued interest, into 240,000 common shares.

NOTE 4 - CONVERTIBLE NOTES PAYABLE TO RELATED PARTY

During October 2000, officers advanced $22,100 to the Company to meet operating expenses under the terms of notes payable. The notes bore interest at 10% and were convertible, together with accrued interest at the option of the note holders into common shares at $0.10 per share. During February 2001, notes in the amount of $21,000 were converted, together with $1,377 of accrued interest, into 210,000 common shares. Following this conversion, $1,100 in notes payable to related parties remained outstanding that have been included in the liabilities of the discontinued Sled Dog operations as of December 31, 2001.

During the year ended December 31, 2001, two officers paid expenses totaling $14,439 on behalf of the Company to meet operating expenses. These amounts are due upon demand. The loans are non-interest bearing. Subsequent to December 31, 2001, these officers paid an additional $988 of expenses on behalf of the Company.

NOTE 5 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 5,000,000 shares of Class A preferred stock. These shares are non-voting and have priority over common shares in the payment of any dividends or in the event of dissolution. The board of directors is authorized to designate the rights and preferences of the preferred stock. There have been no preferred shares issued or designated to date.

During the year ended December 31, 2000, the Company issued 54,625 common shares to a shareholder of the Company who paid $6,515 for operational expenses of the Company and contributed another $1,730 cash to the Company to meet current expenses.

During February 2001, the Company closed its private placement offering and issued 992,500 common shares upon receiving cash proceeds of $24,251, net of $30,000 in offering costs. The Company also issued 8,158 common shares as part of the offering for $815 of expenses advanced by an officer.



NOTE 6 - INCOME TAXES

The components of the net deferred tax assets at December 31, 2001 and 2000 were as follows:

                                                   2001         2000
                                                 ---------   ---------
     Deferred tax liability - depreciation       $  (1,153)  $       -
     Deferred tax asset - operating loss carry
       forwards                                     44,414      28,858
     Valuation allowance                           (43,261)    (28,858)
                                                 ---------   ---------
     Net Deferred Tax Asset                      $       -   $       -
                                                 =========   =========


There was no provision for or benefit from income taxes during the years ended December 31, 2001 and 2000. The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to pretax loss from continuing operations with the provision for income tax:

                                                Years Ended December 31,
                                                   2001          2000
                                                 ---------   ---------
  Tax benefit at statutory rate (34%)            $  (2,730)  $    (604)
  State taxes, net of federal benefit                 (265)        (59)
  Change in valuation allowance                      2,995         663
                                                 ---------   ---------

  Provision for Income Taxes                     $       -   $       -
                                                 =========   =========

The Company has net operating loss carry forwards of $118,937 that expire from 2018 through 2021.

NOTE 7 - RELATED PARTY TRANSACTIONS

During 2000, the Company purchased a van from an officer and paid $4,000 in cash for the van. The cost of the van approximated its fair value at the date of the purchase. See also Note 4 for additional related party transactions.



