Form 10QSB
period 2002-03-31
CASCADE SLED DOG ADVENTURES INC
filed 2002-05-15
CIK 1137149

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE PERIOD ENDED       March 31, 2002
                                       --------------
                                       OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD From                          to
..

                        Commission File Number 333-57576
                                               ---------

                        CASCADE SLED DOG ADVENTURES, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

                    Nevada                                 91-2007330
                    ------                                 ----------
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                         Identification No.)

                              7829 South 3500 East
                              Salt Lake City, Utah   84121
                              ----------------------------
                    (Address of principal executive officers)
                                 (801) 557-7540
                                 --------------
              (Registrant's telephone number, including area code)

                                           None
                                           ----
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was
required to file such reports),    X Yes       No; and (2) has been subject to
such filing requirements for the past 90 days:   X Yes       No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by the court. Yes  No    Not Applicable
                                   --------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock: 1,500,658 shares issued as of March 31, 2002, $.001Par Value. Authorized - 25,000,000 common voting shares. The Company also has a class of 5,000,000 preferred shares, none of which are issued.

                                      INDEX

                        Cascade Sled Dog Adventures, Inc.
                      For The Quarter Ending March 31, 2002

Part I.  Financial Information

  Item 1. Financial Statements


                Condensed Balance Sheets - March 31, 2002
                (Unaudited) and December 31, 2001                       3

                Condensed Statements of Operations (Unaudited) -
                  For the three months ended March 31, 2002 and 2001    4

                Condensed Statements of Cash Flows (Unaudited) -
                  For the three months ended March 31, 2002, and 2001   5

                Notes to Condensed Financial Statements (Unaudited)     6

  Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations or Plan of
                  Operation                                             7

Part II.  Other Information

  Item    1.    Legal Proceedings                                       10

  Item    5.    Other Matters                                           11


Signatures                                                              12

                                        2
                         Part I - Financial Information

Item 1.  Financial Statements

                        CASCADE SLED DOG ADVENTURES, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                 March 31,      December 31,
                                                     2002              2001
                                                ---------       -----------
                                     ASSETS

Equipment of Discontinued Sled Dog Operations,
   net of accumulated depreciation of $19,397   $ 50,195        $ 50,195
                                                --------        --------
Total Assets                                    $ 50,195        $ 50,195
                                                ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                             $  8,119        $  3,356
   Payable to shareholder                          4,671           4,671
   Liabilities of discontinued Sled Dog
     operations                                   11,856          11,856
                                                --------        --------
      Total Current Liabilities                   24,646          19,883
                                                --------        --------
Stockholders' Equity
   Class A non-voting preferred stock - $0.001
     par value; 5,000,000 shares authorized;
     no shares issued or outstanding                   -               -
   Common stock - $0.001 par value; 25,000,000
     shares authorized; 1,500,658 shares issued
     and outstanding                               1,501           1,501
   Additional paid-in capital                    144,791         144,791
   Deficit accumulated during the development
     stage                                      (120,743)       (115,980)
                                               ---------       ---------
      Total Stockholders' Equity                  25,549          30,312
                                               ---------       ---------

Total Liabilities and Stockholders' Equity     $  50,195       $  50,195
                                               =========       =========

See accompanying notes to unaudited condensed financial statements.

                        CASCADE SLED DOG ADVENTURES, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                         For the
                                                                                       Cumulative
                                                                                      Period From
                                                                                      May 1, 1998
                                                                                        (Date of
                                                        For the Three Months Ended     Inception)
                                                                March 31,                Through
                                                        --------------------------      March 31,
                                                             2002             2001         2002
                                                        ---------       ----------      ---------
General and Administrative Expenses                     $   4,763       $      815      $  12,791
Interest Expense                                                -                -          1,777
                                                        ---------       ----------      ---------

Loss From Continuing Operations                            (4,763)            (815)       (14,568)

Discontinued Operations (Note 2)
 Loss from discontinued Sled Dog operations                     -          (11,681)       (98,967)
 Loss on disposal of discontinued Sled Dog
   operations, including provision of $7,208 for
   operating losses during the phase-out period                 -                -         (7,208)
                                                        ---------       ----------      ---------

Net Loss                                                $  (4,763)      $  (12,496)     $(120,743)
                                                        =========       ==========      =========

Basic and Diluted Loss Per Common Share
   Loss from continuing operations                      $       -       $        -
   Loss from discontinued operations                            -            (0.01)
                                                        ---------       ----------
   Net Loss                                             $       -       $    (0.01)
                                                        =========       ==========

Basic and Diluted Weighted-Average
  Number of Common Shares Used In
  Per Share Calculations                                1,500,658        1,500,658


See accompanying notes to unaudited condensed financial statemetns.

                        CASCADE SLED DOG ADVENTURES, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                         For the
                                                                                       Cumulative
                                                                                      Period From
                                                                                      May 1, 1998
                                                                                        (Date of
                                                        For the Three Months Ended     Inception)
                                                                March 31,                Through
                                                        --------------------------      March 31,
                                                             2002             2001         2002
                                                        ---------       ----------      ---------


Cash Flows From Operating Activities
  Net loss                                              $(4,763)        $  (12,496)     $(120,743)
  Adjustments to reconcile net  loss to
    net cash used in operating activities:
     Depreciation                                             -              2,743         19,397
     Stock issued for expenses paid by shareholder            -                815          8,330
     Changes in current assets and liabilities:
       Accounts payable                                   4,763                  -          8,119
       Payable to shareholder                                 -                  -          4,671
       Accrued compensation                                   -             (6,000)             -
       Accrued interest payable                               -                 20          1,777
       Liabilities of discontinued Sled Dog
        operations                                            -                  -         10,756
                                                        -------         ----------      ---------

  Net Cash Used In Operating Activities                       -            (14,918)       (67,693)
                                                        -------         ----------      ---------

Cash Flows From Investing Activities
  Purchase of property and equipment                          -             (8,631)       (25,898)
                                                        -------         ----------      ---------

  Net Cash Used In Investing Activities                       -             (8,631)       (25,898)
                                                        -------         ----------      ---------
Cash Flows From Financing Activities
  Proceeds from notes payable to related parties              -                  -         22,100
  Proceeds from notes payable                                 -                  -         24,000
  Proceeds from issuance of common stock                      -             24,251         47,491
  Collection of receivable from shareholder                   -                  -              -
                                                        -------         ----------      ---------

  Net Cash Provided By Financing Activities                   -             24,251         93,591
                                                        -------         ----------      ---------

Net Change In Cash and Cash Equivalents                       -                702              -

Cash, Beginning of Period                                     -                740              -
                                                        -------         ----------      ---------

Cash, End of Period                                     $     -         $    1,442      $       -
                                                        =======         ==========      =========

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest                                $     -         $        -      $       -
                                                        =======         ==========      =========

Supplemental Schedule of Noncash Investing and
  Financing Activities:
  Notes payable and accrued interest to related
   parties converted into common stock                        -         $   22,377      $  22,377
  Notes payable and accrued interest converted
   into common stock                                          -             24,400         24,400


See accompanying notes to unaudited condensed financial statements.

                         CASCASE SLED DOG ADVENTURES, INC.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements-The accompanying unaudited financial statements have been condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's annual financial statements included in the Company's December 31, 2001 Annual Report on Form 10-KSB. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.

Business Condition - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company suffered losses from operations of $4,763 and $12,496 during the three months ended March 31, 2002 and 2001, respectively, and had negative cash flows from operations of $14,918 during the three months ended March 31, 2001. As of March 31, 2002, the Company had an accumulated deficit of $120,743 and a working capital deficiency of $24,646. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to raise additional capital or other financing, and to achieve profitable operations. Management has discontinued its Sled Dog operations and intends to seek alternative business activities. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

The loss on disposal of the Sled Dog operations was estimated at September 7, 2001. In that regard, no gain or loss was recognized on the assets to be distributed to the Company's president because the distribution will be a nonmonetary, nonreciprocal transfer to a shareholder. When the common shares are redeemed they will be recorded at the September 7, 2001 carrying value of the equipment less the balance payable to the shareholder, which totaled $45,548. The loss on disposal included an estimate of the operating losses from the Sled Dog operations from September 7, 2001 through the date of disposal of $7,208.

                         CASCASE SLED DOG ADVENTURES, INC.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


The results of operations have been restated for all periods presented to reflect the results from the Sled Dog operations through September 7, 2001 as loss from discontinued operations. Revenues from the discontinued operations were $0 during the three months ended March 31, 2002 and $100 during the three months ended March 31, 2001. The assets of the discontinued Sled Dog operations and the liabilities to be assumed by the shareholder consisted of the following at March 31, 2002:

     Equipment, net of accumulated depreciation of $19,397  $    50,195
     Payable to shareholder                                     (11,856)
                                                            -----------

     Net Assets of Discontinued Sled Dog Operations         $    38,339
                                                            ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Or Plan of Operation


Forward-Looking Information

Certain statements in this Section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "expect," "anticipate," "intend," and "project" and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results from experience may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions in the markets served by the company, increasing competition, fluctuations in raw materials and energy prices, and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.


Plan of Operations

Cascade Sled Dog Adventures, Inc. ("Cascade") was incorporated in Nevada on May 1, 1998 as Novanet International, Inc. Its name was changed to Cascade Sled Dog Adventures, Inc. as of August 1, 2001.

Cascade has not engaged in business operations to date except the limited sled dog tours in 2000-2001, which did not generate any significant revenues.

Cascade is presently determining how to modify its original business plan. The
company does not have any capital to continue its present operations.   Most
likely it will not continue as a going concern unless it can shortly obtain an alternative business activity or alternative financing.

It is possible that Cascade could seek subsequent private placement financing funds or other means to continue business pursuits and/or to develop or market new products, though no assurance or warranty that funds will be available can be made; or that the company would deem it as feasible or appropriate to seek such alternative financing.

Mr. Dennis Madsen, for so long as he is economically able to do so and without any formal commitment, is continuing to seek out potential business, merger or
acquisition opportunities for the company.   There can be no assurance or
warranty that he will be successful in such efforts or how long he may continue with such efforts. As noted previously, if the company is successful in obtaining any merger or acquisition candidate, it most likely will inform investors through a proxy solicitation as may be required to approve such reorganization. Otherwise, investors will be informed of significant events through 8-K filings and other periodic notices to shareholders. Mr. Dennis Madsen is not working on any budget and is devoting such amount of his time as he can reasonably afford to these limited efforts.

Products and Markets

Cascade currently has no product, services or business activities of any type. Historically, it maintained certain sled dog equipment to conduct tours, but has entered into an arrangement in principle to reconvey that limited equipment back to its prior owner, Mr. Steve Madsen, in exchange for the return of his shares
to the company.   It is anticipated that this exchange will be culminated
shortly after the date of this report. At that time, Cascade will have no material assets of any kind. It is also anticipated that it will have no physical facilities and that its minimal filing operations will be conducted by its CFO, Mr. Dennis Madsen, from his place of residence in Salt Lake City, Utah for so long as he is able to provide those services.

Cascade has no way to project or anticipate what, if any, products and services it might obtain if it is successful in searching out various new business opportunities or a merger or other acquisition. These subsequent matters, if realized, will be reported to shareholders most likely in a proxy solicitation, if required, to approve such type of reorganization; or will otherwise be reported in an 8-K filing of material subsequent events by the company. Unless Cascade is successful in seeking out any new business opportunity it is not anticipated that it will have any future material assets, properties, or business activities.

The accumulated deficit for Cascade during the development stage resulting from general and administrative costs are $115,980 as of December 31, 2001 and $120,743 as of March 31, 2002.

Liquidity and Sources of Capital

Cascade has been involved exclusively to this point in start-up operations, including incorporation, and the obtaining of the effectiveness of a public registration on form SB-2of its existing shares (without any new capital being raised), as well as initial operations. The registration on form SB-2, effective on August 13, 2001, did not raise any gross proceeds, but registered its already issued and outstanding 1,500,658 shares that had previously been issued in a private placement.

In February 2001 the company completed a private placement offering in which it raised $100,000 of gross offering proceeds. The company received approximately $55,000 in cash with the balance being received as the conversion of prior operating loans to the company for stock. In general terms, approximately $30,000 of the offering proceeds have been used to pay direct offering related costs, including legal accounting and printing. The remaining balance of approximately $70,000 has been expended in operational costs of the company's initial business purpose of conducting sled dog tours in the Mt. St. Helens area of Washington State. The winter of 2000 through 2001 was the only operational
year for sled dog tours by the company.   Cascade was not successful in these
business activities and did not generate any measurable revenues.

Mr. Dennis Madsen has advanced the costs of preparing this filing and believes, without warranty, that he can sustain the company on an inactive basis by filing necessary SEC reports, annual corporate and tax filings and other incidentals for a period of 3-6 months. During this period he will actively search for a merger or acquisition candidate or company willing to transfer an active business enterprise. Mr. Madsen cannot warrant success in the endeavors
described by this paragraph.   If he is not successful, the company may have to
be liquidated, as it does not have any alternative business plan.

                           Part II - Other Information

Item 1.  Legal Proceedings

Cascade is not presently engaged in any legal proceedings, nor does it know of any claims for or against the company by any party that would result in litigation.


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

REGISTRANT: CASCADE SLED DOG ADVENTURES, INC.

Date:  May 14, 2002       By: /s/ Mr. Steven B. Madsen
                          ----------------------------
                          Mr. Steven B. Madsen
                          President


Date:  May 14, 2002       By:  /s/ Mr. Dennis Madsen
                          --------------------------
                          Mr. Dennis Madsen
                          Principal Financial and Accounting Officer


