Form 10QSB
period 2002-06-30
CASCADE SLED DOG ADVENTURES INC
filed 2002-08-13
CIK 1137149

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE PERIOD ENDED       June 30, 2002
                                       OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD From                          to
..

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the
court.   Yes    No    Not Applicable
                      --------------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock: 1,500,658 shares issued as of June 30, 2002, $0.001Par Value. Authorized - 25,000,000 common voting shares.


/1/

                                      INDEX

                        Cascade Sled Dog Adventures, Inc.
                       For The Quarter Ended June 30, 2002

                                                          Page

Part I.  Financial Information
   Item   1.   Financial Statements

          Condensed Balance Sheets - June 30, 2002 (Unaudited) and
           December 31, 2001.                                          3

          Condensed Statements of Operations (Unaudited) - For the
           three and six months ended June 30, 2002 and 2001, and
           for the period from May 1, 1998 (Date of Inception) to
           June 30, 2002.                                              4

          Condensed Statements of Cash Flows (Unaudited) - For the
           six months ended June 30, 2002, and 2001, and for the
           period from May 1, 1998 (Date of Inception) to June
           30, 2002.                                                   5

          Notes to Condensed Financial Statements (Unaudited)          6

   Item   2.   Management's Discussion and Analysis or Plan
                of Operations                                          8

Part II.  Other Information

   Item   5.   Other Matters                                            9

   Item   6.   Exhibits and Reports on Form 8-K                        10

Signatures                                                             11


                         Part I - Financial Information

Item 1.  Financial Statements

                        CASCADE SLED DOG ADVENTURES, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                            Pro Forma
                                             June 30,
                                               2002,     June 30,  December 31,
                                              Note 2       2002        2001
                                            ----------  ----------  ----------

                                     ASSETS

Equipment of Discontinued Sled Dog Operations,
 net of accumulated depreciation of
 $19,397                                    $        -  $   50,195  $   50,195
                                            ----------  ----------  ----------
Total Assets                                $        -  $   50,195  $   50,195
                                            ==========  ==========  ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
   Accounts payable                         $   12,990  $   12,990  $    3,356
   Payable to shareholder                        4,671       4,671       4,671
   Liabilities of discontinued Sled Dog
    operations                                       -      15,135      11,856
                                            ----------  ----------  ----------
      Total Current Liabilities                 17,661      32,796      19,883
                                            ----------  ----------  ----------

Stockholders' Equity  (Deficit)
   Class A non-voting preferred stock -
    $0.001 par value; 5,000,000 shares
    authorized; no shares issued or
    outstanding                                      -           -           -
   Common stock - $0.001 par value;
    25,000,000 shares authorized; 1,070,658
    shares (pro forma) and 1,500,658 shares
    issued and outstanding                       1,071       1,501       1,501
   Additional paid-in capital                  110,161     144,791     144,791
   Deficit accumulated during the
    development stage                         (128,893)   (128,893)   (115,980)
                                            ----------  ----------  ----------
      Total Stockholders' Equity (Deficit)     (17,661)     17,399      30,312
                                            ----------  ----------  ----------

Total Liabilities and Stockholders'
 Equity (Deficit)                           $        -  $   50,195  $   50,195
                                            ==========  ==========  ==========

        See accompanying notes to unaudited condensed financial statements.

                        CASCADE SLED DOG ADVENTURES, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                  For the
                                                                                 Cumulative
                                                                                 Period From
                                                                                 May 1, 1998
                                                                                  (Date of
                                     For the Three Months   For the Six Months   Inception)
                                        Ended June 30,        Ended June 30,       Through
                                     --------------------  --------------------    June 30,
                                        2002      2001       2002       2001         2002
                                     ---------  ---------  ---------  ---------  ----------
General and Administrative Expenses  $   4,871  $       -  $   9,634  $       -  $   17,662
Interest Expense                             -          -          -          -       1,777
                                     ---------  ---------  ---------  ---------  ----------

Loss From Continuing Operations         (4,871)         -     (9,634)         -     (19,439)

Discontinued Operations (Note 2)
  Loss from discontinued Sled Dog
   operations                                -     (6,693)         -    (19,189)    (98,967)
  Loss on disposal of discontinued
   Sled Dog operations, including
   provision of $10,487 for operating
   losses during the phase-out
   period                               (3,279)         -     (3,279)         -     (10,487)
                                     ---------  ---------  ---------  ---------  ----------
Net Loss                             $  (8,150) $  (6,693) $ (12,913) $ (19,189) $ (128,893)
                                     =========  =========  =========  =========  ==========
Basic and Diluted Loss Per Common Share
  Loss from continuing operations    $       -  $       -  $       -  $       -
  Loss from discontinued operations          -          -      (0.01)     (0.01)
                                     ---------  ---------  ---------  ---------

  Net Loss                           $       -  $       -  $   (0.01) $   (0.01)
                                     =========  =========  =========  =========
Basic and Diluted Weighted-Average
  Number of Common Shares Used In
    Per   Share  Calculations        1,500,658  1,500,658  1,500,658  1,323,746
                                     =========  =========  =========  =========

        See accompanying notes to unaudited condensed financial statements.

                        CASCADE SLED DOG ADVENTURES, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    For the
                                                                   Cumulative
                                                                   Period From
                                                                   May 1, 1998
                                                                     (Date of
                                               For the Six Months   Inception)
                                                 Ended June 30,      Through
                                              --------------------   June 30,
                                                 2002      2001        2002
                                              ---------  ---------  ----------
Cash Flows From Operating Activities
  Net loss                                    $ (12,913) $ (19,189) $ (128,893)
  Adjustments to reconcile net  loss to
    net cash used in operating activities:
     Depreciation                                     -      5,699      19,397
     Stock issued for expenses paid by shareholder    -        815       8,330
     Changes in current assets and liabilities:
       Accounts payable                           9,634        418      12,990
       Payable to shareholder                         -      1,897       4,671
       Accrued compensation                           -     (6,000)          -
       Accrued interest payable                       -          -       1,777
       Liabilities of discontinued Sled Dog
       operations                                 3,279          -      14,035
                                              ---------  ---------  ----------
  Net Cash Used In Operating Activities               -    (16,360)    (67,693)
                                              ---------  ---------  ----------

Cash Flows From Investing Activities
  Purchase of property and equipment                  -     (8,631)    (25,898)
                                              ---------  ---------  ----------
  Net Cash Used In Investing Activities               -     (8,631)    (25,898)
                                              ---------  ---------  ----------

Cash Flows From Financing Activities
  Proceeds from notes payable to related parties      -          -      22,100
  Proceeds from notes payable                         -          -      24,000
  Proceeds from issuance of common stock              -     24,251      47,491
  Collection of receivable from shareholder           -          -           -
                                              ---------  ---------  ----------
   Net Cash Provided By Financing Activities          -     24,251      93,591
                                              ---------  ---------  ----------

Net Change In Cash and Cash Equivalents               -       (740)          -

Cash, Beginning of Period                             -        740           -
                                              ---------  ---------  ----------
Cash, End of Period                           $       -  $       -  $        -
                                              =========  =========  ==========

Supplemental Schedule of Noncash Investing and Financing Activities:
  Notes payable and accrued interest to
   related parties converted into common
   stock                                      $       -  $  22,377  $   22,377
  Notes payable and accrued interest converted
   into common stock                                  -     24,400      24,400


        See accompanying notes to unaudited condensed financial statements.

                        CASCADE SLED DOG ADVENTURES, INC.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements-The accompanying unaudited condensed financial statements of Cascade Sled Dog Adventures, Inc. have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These statements should be read in conjunction with the Company's annual financial statements included in the Company's December 31, 2001 Annual Report on Form 10-KSB. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.

Business Condition - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company suffered losses from operations of $12,913 and $19,189 during the six months ended June 30, 2002 and 2001, respectively, and had negative cash flows from operations of none and $16,360 during the six months ended June 30, 2002 and 2001, respectively. As of June 30, 2002, the Company had an accumulated deficit of $128,893 and a working capital deficiency of $32,796. After the disposition of the Sled Dog operations, as discussed in Note 2, the Company had a capital deficiency of $17,661 at June 30, 2002 on a pro forma basis. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to raise additional capital or other financing, and to achieve profitable operations. Management has discontinued its Sled Dog operations and intends to seek alternative business activities. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 2 - DISCONTINUED OPERATIONS

On September 7, 2001, the Company's Board of Directors determined to discontinue its Sled Dog operations and seek alternative business activities in its place. The Company planned to transfer the assets of the Sled Dog operations, which consist of the Sled Dog equipment, to the Company's president in exchange for the return of 480,000 common shares and for his assumption of the Company's payable to him.

On August 9, 2002, the Company formalized an agreement with the Company's president and transferred the assets of the Sled Dog operation, transferred the payable of $15,135 to the president and redeemed the president's 480,000 common shares.


The loss on disposal of the Sled Dog operations was estimated at September 7, 2001 which was the measurement date for valuing the discontinued operations. In that regard, no gain or loss was recognized on September 7, 2001 on the assets to be distributed to the Company's president because the distribution would be a nonmonetary, nonreciprocal transfer to a shareholder. On August 9, 2002, the common shares were redeemed at a value of $35,060, the carrying value of the equipment, net of the balance payable to the shareholder. Therefore the Company recognized a loss on the disposal. The loss on disposal consists of operating losses of $10,487 from the Sled Dog operations from September 7, 2001 through August 9, 2002, the date of disposal.

The proforma balance sheet is intended to reflect the effects of the disposal of the Sled Dog operation and the transfer of the payable to shareholder in exchange for the redemption of 480,000 common shares as if the transaction had occurred on June 30, 2002.

The results of operations from the Sled Dog operations through September 7, 2001 have been classified as loss from discontinued operations. The assets of the discontinued Sled Dog operations and the liabilities assumed by the shareholder consisted of the following as of August 9, 2002:

     Equipment, net of accumulated depreciation of $19,397  $    50,195
     Payable to shareholder                                     (15,135)
                                                            -----------
     Net Assets of Discontinued Sled Dog Operations         $    35,060
                                                            ===========


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

Results of Operations

Cascade Sled Dog Adventures, Inc. ("Cascade") was incorporated in Nevada on May 1, 1998 as Novanet International, Inc. Its name was changed to Cascade Sled Dog Adventures, Inc. as of August 1, 2001. Cascade has been involved exclusively to this point in start-up operations, including incorporation, an initial public offering ("IPO") of its existing shares (without any new capital being raised), as well as initial operations. Currently, Cascade has no assets or business
purpose.   The initial IPO offering on form SB-2 was closed August 13, 2001.
In its IPO Cascade did not raise any gross proceeds, but registered its already issued and outstanding 1,500,658 shares which had previously been issued in the private placement.

In February, 2001 the company completed a private placement offering in which it raised $100,000 of gross offering proceeds. The company received approximately $55,000 in cash with the balance being received as the conversion of prior operating loans to the company for stock. In general terms, approximately $25,000 of the offering proceeds was used to pay direct offering related costs, including legal accounting and printing. The remaining balance of approximately $75,000 has been expended in operational costs of the company's initial business purpose of conducting sled dog tours in the Mt. St. Helens area of Washington State. The winter of 2000 through 2001 was the only operational year for sled
dog tours by the company.   Cascade was not successful in these business
activities and did not generate any measurable revenues.

Products and Markets

Cascade currently has no product, services or business activities of any type. Historically, it maintained certain sled dog equipment to conduct tours. Recently, Cascade has entered into an arrangement, discussed below as a significant event occurring after the date of this report, whereby Cascade reconveyed all sled dog tour equipment and other related dog product assets, concepts or interest to the prior owner, Mr. Steve Madsen, in exchange for the
return of all his shares in the company.    As a result, Cascade has no material
assets of any kind. It is also anticipated that it will have no physical facilities and that its minimal filing operations will be conducted by its prior CFO and recently appointed president, Mr. Dennis Madsen, from his place of residence in Salt Lake City, Utah for so long as he is able to provide those services.

Cascade has no way to project or anticipate what, if any, products and services it might obtain if it is successful in searching out various new business opportunities or a merger or other acquisition. These subsequent matters, if realized, will be reported to shareholders most likely in a proxy solicitation, if required, to approve such type of reorganization; and will otherwise be reported in an 8-K filing of material subsequent events by the company.


Unless Cascade is successful in seeking out any new business opportunity it is not anticipated that it will have any future material assets, properties, business activities, or stock value.

The accumulated deficit for Cascade during the development stage resulting from general and administrative costs are $115,980 as of December 31, 2001 and $128,893 as of June 30, 2002.

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

Plan of Operation

Again, as noted above, Cascade does not presently have any business activities or prospects for business activities and must be considered essentially an inactive or "shell" enterprise.
Mr. Dennis Madsen, for so long as he is economically able to do so and without any formal commitment, is continuing to seek out potential business, merger or
acquisition opportunities for the company.   There can be no assurance or
warranty that he will be successful in such efforts or how long he may continue with such efforts. As noted previously, if the company is successful in obtaining any merger or acquisition candidate, it most likely will inform investors through a proxy solicitation as may be required to approve such reorganization. Otherwise, investors will be informed of significant events through 8-K filings and other periodic notices to shareholders. Mr. Dennis Madsen is not working on any budget and is devoting such amount of his time and personal resources as he can reasonably afford to these limited efforts.

Mr. Dennis Madsen has advanced the costs of preparing this filing and believes, without warranty, that he can sustain the company on an inactive basis by filing necessary SEC reports, annual corporate and tax filings and other incidental services for a period of 3-6 months. During this period he will actively search for a merger or acquisition candidate or company willing to transfer an active business enterprise. Mr. Madsen cannot warrant success in the endeavors
described by this paragraph.   If he is not successful, the company may have to
be liquidated as it does not have any alternative business plan.


                           Part II - Other Information

Item 5.  Other Matters

The following significant events occurred after the formal date of this report, but are reported supplementally as having material importance to shareholders or potential investors. It shall be noted that because these events occurred after this report deadline, any accounting for such events will not appear until the next periodic reporting period ending September 30, 2002:


(1)  On August 6, 2002 the Board of Directors held a special meeting in which:

     (i) The resignation of Mr. Steven Madsen as a director and president was formally ratified along with the return of his shares (480,000) in exchange for the company's dog related assets, services and product concepts. In that regard, no gain or loss has been recognized on the assets to be distributed to the Company's president because the distribution is a nonmonetary, nonreciprocal transfer to a shareholder. The common shares have been redeemed at a value of $35,010, the September 7, 2001 carrying value of the equipment net of the balance payable to the shareholder.

    (ii) Mr. Damon Madsen, the son of Mr. Dennis Madsen the company's acting president, was appointed to the Board of Directors pending the next shareholder meeting. Mr. Damon Madsen was also appointed as the CFO and Accounting Officer. Mr. Damon Madsen is 28 years of age and currently resides in Salt Lake City, Utah. Mr. Damon Madsen has worked the past two years for a software sales company and will continue in that position with services provided to Cascade on an as-needed basis. Mr. Damon Madsen will not be paid a salary unless revenues are generated.
       Mr. Damon Madsen is the owner of 50,000 shares of Cascade. A more detailed biography of Mr. Damon Madsen will be provided in the Company's annual report on Form 10-KSB.

   (iii) Mr. Dennis Madsen was appointed by the Board as the acting president and CEO.

(2) On August 5, 2002, Cascade obtained a listing on the Electronic Bulletin Board for its shares under the trading symbol "CSLA". This is a very limited trading market. The initial "bid"-- "ask" price for Cascade shares was $0.10 bid and $0.60 asked. Cascade should be considered as an extremely high risk investment due to the absence of any present business purpose or assets. The company is not aware, as of this date, that any trades have occurred.

(3) The company is continuing negotiations related to a possible acquisition, merger or new business activity, but has no definite proposal or agreement to report as of this date.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     99.1 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. SECTION 1350)

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the reporting period.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


REGISTRANT: CASCADE SLED DOG ADVENTURES, INC.



Date:  August 13, 2002         By:   /s/ Damon Madsen
                                  ---------------------
                                  Mr. Damon Madsen
                                  Chief Financial and Accounting Officer


