Form 10QSB
period 2002-09-30
CASCADE SLED DOG ADVENTURES INC
filed 2002-11-20
CIK 1137149

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE PERIOD ENDED   September 30, 2002
                                   ------------------
                                       OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD From ______________ to __________________

                        Commission File Number 333-57576

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

Common Stock: 1,020,658 shares issued as of November 11, 2002, $.001Par Value. Authorized - 25,000,000 common voting shares.


                                      INDEX

                        Cascade Sled Dog Adventures, Inc.
                    For The Quarter Ended September 30, 2002

Part I.  Financial Information

     Item 1. Financial Statements

             Condensed Balance Sheets - September 30, 2002
              (Unaudited) and December 31, 2001                      3

             Condensed Statements of Operations (Unaudited) -
              For the three and nine months ended September 30,
              2002 and 2001, and for the period from May 1, 1998
              (Date of Inception) through September 30, 2002         4

             Condensed Statements of Cash Flows (Unaudited) -
              For the nine months ended September 30, 2002 and
              2001, and for the period from May 1, 1998 (Date
              of Inception) through September 30, 2002               5

             Notes to Condensed Financial Statements (Unaudited)     6

     Item 2. Management's Discussion and Analysis or Plan
              of Operation                                           8

     Item 3. Controls and Procedures                                10

Part II.  Other Information

     Item 5. Other Matters                                          10

     Item 6. Exhibits and Reports on Form 8-K                       11

Signatures                                                          11

Certifications                                                      12

                         Part I - Financial Information

Item 1.  Financial Statements

                        CASCADE SLED DOG ADVENTURES, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                 September 30, December 31,
                                                     2002         2001
                                                   ---------    ---------
                                     ASSETS

Equipment of Discontinued Sled Dog Operations,
   net of accumulated depreciation of $19,397      $       -    $  50,195
                                                   ---------    ---------
Total Assets                                       $       -    $  50,195
                                                   =========    =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
   Accounts payable                                $  20,701    $   3,356
   Payable to shareholder                              4,671        4,671
   Liabilities of discontinued Sled Dog
    operations                                             -       11,856
                                                   ---------    ---------
      Total Current Liabilities                       25,372       19,883
                                                   ---------    ---------
Stockholders' Equity  (Deficit)
   Class A non-voting preferred stock -
    $0.001 par value; 5,000,000 shares
    authorized; no shares issued or
    outstanding                                            -            -
   Common stock - $0.001 par value;
    25,000,000 shares authorized; 1,020,658
    shares and 1,500,658 shares issued and
    outstanding, respectively                          1,021        1,501
   Additional paid-in capital                        110,211      144,791
   Deficit accumulated during the
    development stage                               (136,604)    (115,980)
                                                   ---------    ---------
      Total Stockholders' Equity (Deficit)           (25,372)      30,312
                                                   ---------    ---------
Total Liabilities and Stockholders'
 Equity (Deficit)                                  $       -    $  50,195
                                                   =========    =========

See accompanying notes to unaudited condensed financial statements.

                        CASCADE SLED DOG ADVENTURES, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                    For the
                                                                                   Cumulative
                                                                                   Period From
                                                                                   May 1, 1998
                                          For the Three         For the Nine        (Date of
                                          Months Ended              Months          Inception)
                                          September 30,          September 30,       Through
                                     ----------------------  --------------------- September 30,
                                        2002        2001        2002       2001        2002
                                     ----------  ----------  ----------  ---------  ----------
General and Administrative Expenses  $    7,711  $    1,171  $   17,345  $   1,171  $   25,373
Interest Expense                              -           -           -          -       1,777
                                     ----------  ----------  ----------  ---------  ----------

Loss From Continuing Operations          (7,711)     (1,171)    (17,345)    (1,171)    (27,150)

Discontinued Operations (Note 2)
  Loss from discontinued Sled Dog
   operations                                 -      (5,418)          -    (24,606)    (98,967)
  Loss on disposal of discontinued
   Sled Dog operations, including
   provision of $10,487 for
   operating losses during the
   phase-out period                           -           -      (3,279)         -     (10,487)
                                     ----------  ----------  ----------  ---------  ----------
Net Loss                             $   (7,711) $   (6,589) $  (20,624) $ (25,777) $ (136,604)
                                     ==========  ==========  ==========  =========  ==========
Basic and Diluted Loss Per Common Share
  Loss from continuing operations    $    (0.01) $        -  $    (0.01) $        -
                                     ==========  ==========  ==========  ==========
  Loss from discontinued operations           -           -           -       (0.02)
  Net Loss                           $    (0.01) $        -  $    (0.01) $    (0.02)
                                     ==========  ==========  ==========  ==========

Basic and Diluted Weighted-Average
  Number of Common Shares Used In
    Per   Share  Calculations         1,408,893   1,500,658   1,229,354   1,383,365
                                     ==========  ==========  ==========  ==========

See accompanying notes to unaudited condensed financial statements.

                        CASCADE SLED DOG ADVENTURES, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                    For the
                                                                  Cumulative
                                                                  Period From
                                                                  May 1, 1998
                                                   For the Nine    (Date of
                                                   Months Ended    Inception)
                                                   September 30,     Through
                                              --------------------September 30,
                                                2002       2001       2002
                                              ---------  ---------  ---------
Cash Flows From Operating Activities
  Net loss                                    $ (20,624) $ (25,777) $(136,604)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
    Depreciation                                      -      8,656     19,397
    Stock issued for expenses paid
     by shareholder                                   -        815      8,330
    Changes in current assets and liabilities:
     Accounts payable                            17,345        296     20,701
     Payable to shareholder                           -      5,650      4,671
     Accrued compensation                             -     (6,000)         -
     Accrued interest payable                         -          -      1,777
     Liabilities of discontinued Sled Dog
      operations                                  3,279          -     14,035
                                              ---------  ---------  ---------

  Net Cash Used In Operating Activities               -    (16,360)   (67,693)
                                              ---------  ---------  ---------

Cash Flows From Investing Activities
  Purchase of property and equipment                  -     (8,631)   (25,898)
                                              ---------  ---------  ---------
    Net Cash Used In Investing Activities             -     (8,631)   (25,898)
                                              ---------  ---------  ---------

Cash Flows From Financing Activities
  Proceeds from notes payable to
   related parties                                    -          -     22,100
  Proceeds from notes payable                         -          -     24,000
  Proceeds from issuance of common stock              -     24,251     47,491
  Collection of receivable from shareholder           -          -          -
                                              ---------  ---------  ---------
    Net Cash Provided By Financing Activities         -     24,251     93,591
                                              ---------  ---------  ---------

Net Change In Cash and Cash Equivalents               -       (740)         -

Cash, Beginning of Period                             -        740          -
                                              ---------  ---------  ---------

Cash, End of Period                           $       -  $       -  $       -
                                              =========  =========  =========

Supplemental Schedule of Noncash Investing and Financing Activities:
  Notes payable and accrued interest
   to related parties converted into
   common stock                               $       -  $  22,377  $  22,377
  Notes payable and accrued interest
   converted into common stock                        -     24,400     24,400
  Common stock redeemed in exchange
   for equipment:
     Property and equipment transferred          50,195          -     50,195
     Common stock redeemed                       35,060          -     35,060
     Liabilities transferred                     15,135          -     15,135


  See accompanying notes to unaudited ocndensed financial statements.

                 CASCADE SLED DOG ADVENTURES, INC.
                   (A Development Stage Company)
              NOTES TO CONDENSED FINANCIAL STATEMENTS
                            (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements-The accompanying unaudited condensed financial statements of Cascade Sled Dog Adventures, Inc. have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These statements should be read in conjunction with the Company's annual financial statements included in the Company's December 31, 2001 Annual Report on Form 10-KSB. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.

Business Condition - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company suffered losses from operations of $20,624 and $25,777 during the nine months ended September 30, 2002 and 2001, respectively, and had negative cash flows from operations of $16,360 during the nine months ended September 30, 2001. As of September 30, 2002, the Company had an accumulated deficit of $136,604 and a working capital deficiency of $25,372. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to raise additional capital or other financing, and to achieve profitable operations. Management has disposed of its Sled Dog operations and is currently seeking alternative business activities. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 2 - DISCONTINUED OPERATIONS

On September 7, 2001, the Company's Board of Directors determined to discontinue its Sled Dog operations and seek alternative business activities in its place. On August 9, 2002, the Company transferred the assets of the Sled Dog operations, which consisted of the Sled Dog operation, transferred the payable of $15,135 to the Company's former president and redeemed the president's 480,000 common shares.

The loss on disposal of the Sled Dog operations was estimated at September 7, 2001 which was the measurement date for valuing the discontinued operations. In that regard, no gain or loss was recognized the measurement date on the assets distributed to the Company's former president because the distribution was a nonmonetary, nonreciprocal transfer to a shareholder. On August 9, 2002, the common shares were redeemed at a value of $35,060, the carrying value of the equipment, net of the balance payable to the shareholder. Therefore the Company recognized a loss on the disposal. The loss on disposal consists of operating losses of $10,487 from the Sled Dog operations from September 7, 2001 through August 9, 2002, the date of disposal.

The results of operations from the Sled Dog operations through September 7, 2001 have been classified as loss from discontinued operations. The assets of the discontinued Sled Dog operations and the liabilities assumed by the shareholder consisted of the following as of August 9, 2002:

     Equipment, net of accumulated depreciation of $19,397    $  50,195
     Payable to shareholder                                     (15,135)
                                                              ---------
     Net Assets of Discontinued Sled Dog Operations           $  35,060
                                                              =========


Item 2.        Management's Discussion and Analysis or Plan of Operation


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

Plan of Operation

Cascade Sled Dog Adventures, Inc. ("Cascade") was incorporated in Nevada on May 1, 1998 as Novanet International, Inc. Its name was changed to Cascade Sled Dog Adventures, Inc. as of August 1, 2001. Cascade was historically involved in start-up operations, including incorporation, an initial public offering ("IPO") of its existing shares (without any new capital being raised), as well as
initial limited dog sled touring operations.    Cascade terminated all active
business activities in the first quarter of 2001.  Currently, Cascade has no
assets or business purpose.   The initial IPO offering on form SB-2 was closed
August 13, 2001.   In its  IPO Cascade did not raise any gross proceeds, but
registered its then issued and outstanding 1,500,658 shares which had previously been issued in the private placement described below.

In February, 2001 Cascade completed a private placement offering in which it raised $100,000 of gross offering proceeds. The company received approximately $55,000 in cash with the balance being received as the conversion of prior operating loans to the company for stock. In general terms, approximately $25,000 of the offering proceeds was used to pay direct offering related costs, including legal accounting and printing. The remaining balance of approximately $75,000 has been expended in operational costs of the company's initial business purpose of conducting sled dog tours in the Mt. St. Helens area of Washington State. The winter of 2000 through 2001 was the only operational year for sled
dog tours by the company.   Cascade was not successful in these business
activities and did not generate any measurable revenues.

In August, 2002, the Company reconveyed all remaining sled dog assets and dog product and services to Mr. Steve Madsen in exchange for his 480,000 shares of Cascade which were surrendered as treasury shares. Mr. Steve Madsen concurrently resigned as a director and as president and has no further affiliation with the company.

Products and Markets

Cascade currently has no product, services or business activities of any type. Historically, it maintained certain sled dog equipment to conduct tours. Recently, Cascade has entered into an arrangement, discussed above, whereby Cascade reconveyed all sled dog tour equipment and other related dog product assets, concepts or interest to the prior owner, Mr. Steve Madsen, in exchange
for the return of all his shares in the company.    As a result, Cascade has no
material assets of any kind. It also has no physical facilities and its minimal filing operations are conducted by its prior CFO and recently appointed president, Mr. Dennis Madsen, from his place of residence in Salt Lake City, Utah for so long as he is able to provide those services.

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

The accumulated deficit for Cascade during the development stage resulting from general and administrative costs are $115,980 as of December 31, 2001 and $136,604 as of September 30, 2002.

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

Mr. Dennis Madsen, for so long as he is economically able to do so and without any formal commitment, is continuing to seek out potential business, merger or
acquisition opportunities for the company.   There can be no assurance or
warranty that he will be successful in such efforts or how long he may continue with such efforts. As noted previously, if the company is successful in obtaining any merger or acquisition candidate, it most likely will inform investors through a proxy solicitation as may be required to approve such reorganization. Otherwise, investors will be informed of significant events through 8-K filings and other periodic notices to shareholders. Mr. Dennis Madsen is not working on any budget and is devoting such amount of his time and personal resources as he can reasonably afford to these limited efforts.
Mr. Dennis Madsen has advanced the costs of preparing this filing and believes, without warranty, that he can sustain the company on an inactive basis by filing necessary SEC reports, annual corporate and tax filings and other incidental services for a continuing period of 3-6 months. During this period he will actively search for a merger or acquisition candidate or company willing to transfer an active business enterprise. Mr. Madsen cannot warrant success in
the endeavors described by this paragraph.   If he is not successful, the
company may have to be liquidated as it does not have any alternative business plan.

Item 3.  Controls and Procedures

          (a) The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the principal financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

          (b) Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

                           Part II - Other Information

Item 5.  Other Matters

      (1) Cascade continues to have very limited trading on the Electronic Bulletin Board for its shares since listing on August 5, 2002 under the trading symbol "CSLA". The "bid"-"ask" price for Cascade shares during this quarter ranged from $0.10 bid and $0.60 asked. Cascade should be considered as an extremely high risk investment due to the absence of any present business purpose or assets. The company is not aware, as of this date, that any trades have occurred.

      (2) The company is continuing negotiations related to a possible acquisition, merger or new business activity, but has no definite proposal or agreement to report as of this date.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

          99.1 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. SECTION 1350)

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the reporting period.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:   November 14, 2002         By:  /S/  Dennis Madsen
                                      __________________________________
                                      Mr. Dennis Madsen
                                      President


Date:  November 14, 2002          By:  /s/  Damon Madsen
                                      __________________________________
                                      Mr. Damon Madsen
                                      Chief Financial and Accounting Officer


                             CERTIFICATION


I, Dennis Madsen, President and Director of Cascade Sled Dog Adventures, Inc certify that:

      (1) I have reviewed this quarterly report on Form 10-QSB of Cascade Sled Dog Adventures, Inc;

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date'); and

                    (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


      (6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

               DATE:     November 14, 2002


                                /s/  Dennis Madsen
                              __________________________________
                              Dennis Madsen
                              President




                     CERTIFICATION


I,  Damon  Madsen, Chief Financial Officer  of  Cascade
Sled Dog Adventures, Inc certify that:

     (1)  I have reviewed this quarterly report on Form
10-QSB of Cascade Sled Dog Adventures, Inc.;

      (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

       (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      (4)   The  registrant's other certifying officers
and  I are responsible for establishing and maintaining
disclosure  controls  and  procedures  (as  defined  in
Exchange   Act  Rules  13a-14  and  15d-14)   for   the
registrant and we have:

                      (a)    designed  such  disclosure
               controls  and procedures to ensure  that
               material  information  relating  to  the
               registrant,  including its  consolidated
               subsidiaries,  is made known  to  us  by
               others     within    those     entities,
               particularly during the period in which this quarterly report is being prepared;

                    (b)  evaluated the effectiveness of
               the registrant's disclosure controls and
               procedures as of a date within  90  days
               prior   to  the  filing  date  of   this
               quarterly    report   (the   "Evaluation
               Date'); and

                     (c)   presented in this  quarterly
               report   our   conclusions   about   the
               effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      (5)   The  registrant's other certifying officers
and   I  have  disclosed,  based  on  our  most  recent
evaluation, to the registrant's auditors and the  audit
committee  of  registrant's  board  of  directors   (or
persons performing the equivalent function):

                     (a)   all significant deficiencies
               in  the  design or operation of internal
               controls  which  could adversely  affect
               the   registrant's  ability  to  record,
               process,  summarize and report financial
               data   and  have  identified   for   the
               registrant's   auditors   any   material
               weaknesses in internal controls; and

                     (b)   any  fraud, whether  or  not
               material,  that involves  management  or
               other  employees who have a  significant
               role   in   the  registrant's   internal
               controls; and


      (6)   The  registrant's other certifying officers
and  I  have indicated in this quarterly report whether
or  not  there  were  significant changes  in  internal
controls  or  in other factors that could significantly
affect internal controls subsequent to the date of  our
most   recent  evaluation,  including  any   corrective
actions with regard to significant deficiencies and material weaknesses.

               DATE:     November 14, 2002


                              /s/   Damon Madsen
                              __________________________________
                              Damon Madsen
                              Chief Financial Officer


