Form 10KSB
period 2002-12-31
CASCADE SLED DOG ADVENTURES INC
filed 2003-04-02
CIK 1137149

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                   FORM 10-KSB


MARK ONE

   X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       or
          TRANSITION REPORT pursuant to section 13 or 15(d) of the securities exchange act of 1934

     FOR THE TRANSITION PERIOD FROM N/A TO N/A

                        COMMISSION FILE NUMBER: 333-57576

                        CASCADE SLED DOG ADVENTURES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              NEVADA                             91-2007330
      (STATE OF INCORPORATION)     (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

     7829 South 3500 East
     Salt Lake City, Utah                              84121
     ADDRESS OF PRINCIPAL                             ZIP CODE
EXECUTIVE OFFICES

Registrant's telephone number, including area code: (801) 557-7540

                                      Name of each exchange on
     Title of each class                    which registered
 Common - $0.001 Par Value                        None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.   [X]
As of March 1, 2003, the aggregate market value of the common voting stock held by non-affiliates of the Registrant, computed by reference to the net worth of the company would be a negative net worth. The company has no current trading market.

State issuer's revenues for its most recent fiscal year.    NONE

As of March 1, 2003, the Registrant had outstanding 5,020,658 shares of common stock ($0.001 par value); 50,000,000 common shares authorized.

                                TABLE OF CONTENTS

PART I
                                                                Page

ITEM 1    DESCRIPTION OF BUSINESS                                 3

ITEM 2    DESCRIPTION OF PROPERTY                                 7

ITEM 3    LEGAL PROCEEDINGS                                       7

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     7

PART II

ITEM 5    MARKET FOR COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS                             7

ITEM 6    PLAN OF OPERATION                                       8

ITEM 7    FINANCIAL STATEMENTS                                    9

ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE                  9

PART III

ITEM 9    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT          9

ITEM 10   EXECUTIVE COMPENSATION                                 10

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT                                         11

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS         11

ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K                       12

ITEM 14   CONTROLS AND PROCEDURES                                12

          SIGNATURES                                             14

          CERTIFICATIONS                                         15

                                     PART I

                        Item 1.  DESCRIPTION OF BUSINESS

Our discussion and analysis of the Business and subsequent discussion of Financial Conditions may contain forward-looking statements that involve risks and uncertainties. The statements contained in the Report are not purely historical but are forward-looking statements including, without limitations, statements regarding Cascade Sled Dog Adventures, Inc. ("Cascade's") expectations, beliefs, estimates, intentions, anticipations and strategies about the future. Words such as, "anticipates," "expects," "intends," "plans," "believes, "seeks," "estimates," or variations of such words and similar expressions, are intended to identify such forward-looking statements, but their absence does not mean the statement is not forward-looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements as a result of various factors. Specifically, and not in limitation of these factors, Cascade may alter its plans, strategies, objectives or business. This disclaimer is made in reliance upon the safe harbor provisions of the Private Securities Reform act of 1995.

GENERAL AND HISTORICAL

     Cascade was incorporated in Nevada on May 1, 1998 as Novanet International, Inc. Its name was changed to Cascade Sled Dog Adventures, Inc. as of August 1, 2001. It has been involved exclusively in start-up operations including incorporation, initial organization, a private placement and an initial registration of its existing shares (without any new capital being raised), which SB-2 offering was closed as of August 13, 2001. The registration was limited to shares already issued. No sales occurred pursuant to the registration and Cascade deems that all previously issued shares, except for those held by affiliates, may now be traded under Rule 144k to the extent there exists a future market. In all events, the restrictive legend under Rule 144k may be removed as to unaffiliated shares.

        Cascade is presently inactive without assets, revenues or business purpose. In the registration, Cascade did not raise any proceeds, but only registered its already issued and outstanding 1,500,658 shares which had previously been issued in its previous private placement.

      The accumulated deficit of $115,980 through December 31, 2001 primarily resulted from general and administrative costs. Cascade's current accumulated deficit as of December 31, 2002 is $156,525.

      In February, 2001 the company completed a private placement offering in which it raised $100,000 of gross offering proceeds. The company received approximately $55,000 in cash and the balance of shares were issued to pay the conversion of prior loans to the company for operational purposes as part of this offering. Approximately $30,000 of the offering proceeds have been used to pay direct offering related costs, including legal accounting and printing, and the remaining balance of approximately $70,000 (including earlier converted loan proceeds) was expanded in operational costs of the company's initial business purpose of conducting sled dog tours in the Mt. St. Helens area of Washington State and for general operating costs. The winter of 2000 through 2001 was the first and last partial operational year for sled dog tours by the company. As of September 7, 2001 the company discontinued operations. Cascade had di minimus revenues and has now exhausted all of its initial capital on these initial business ventures and ongoing operations.

     On August 9, 2002 Cascade completed the divestment and return to Mr. Steve Madsen, an original founder, of all proprietary assets and rights pertaining to sled dog activities or other dog products and services earlier contributed by Mr. Madsen in exchange for all of his 480,000 issued and outstanding shares. Mr. Steve Madsen further relinquished all claims to any accrued wages or other compensation.

      Since the return of assets to Mr. Steve Madsen, Cascade has been an inactive public company without assets or current business purposes. Its acting president and principal shareholder, Mr. Dennis Madsen, has continued to personally pay for continued public filings for Cascade, such as this 10-KSB, on an as able basis without obligation. Mr. Dennis Madsen is also continuing to seek out various merger, acquisition or other business opportunities for Cascade.

      On November 17, 2002, Cascade authorized the issuance to Mr. Dennis Madsen of 4 million restricted common shares in exchange for his personal undertaking to assume and pay all debts and obligations of Cascade through the year ending December 31, 2003. The current liabilities consist primarily of accrued accounting fees of $15,434 and legal fees of $5,188 assumed as of December 31, 2002.

      Mr. Dennis Madsen will continue with his son, Damon Madsen, to operate the company on an interim basis as the two remaining Board members with Mr. Dennis Madsen also acting as the sole officer. Mr. Dennis Madsen represents he will continue to engage in attempting to find funding or business activities for Cascade so long as he is able, but without any undertaking as to time, success or duration of such efforts. No member of management is presently receiving any salaries, costs or fees from the company. Mr. Dennis Madsen and Cascade have an informal (unwritten) agreement that Cascade will reimburse Mr. Madsen a reasonable amount for any acquisition or business successfully acquired by Mr. Madsen.

     As a result of the foregoing history, Cascade is now in a position where it must seek out alternative business or financing activities and plans if it hopes to continue as a business entity. This task is complicated due to the fact that the company does not have any significant remaining tangible assets, nor is there any present known source of additional capital or funding for the company to continue its operations. Cascade will have to seek out and attempt to find a potential acquisition or merger candidate with an existing business asset or properties if it is to have an ongoing business enterprise.

PRODUCTS AND MARKETS

      As noted above, Cascade currently has no product, services, assets or business activities of any type. Historically, it maintained certain sled dog equipment to conduct tours, but has reconveyed that limited equipment back to its prior owner, Mr. Steve Madsen, in exchange for the return of his shares in the company as described above.

      Cascade has no way to project or anticipate what, if any, products and services it might obtain if it is successful in searching out various new
business  opportunities  or  a merger or other acquisition  opportunity.   These
subsequent matters will be reported to shareholders, most likely in a proxy solicitation, if required, to approve such type of reorganization, or such events will otherwise be reported in an 8-K filing of material subsequent events by the company. Unless Cascade is successful in seeking out some new business opportunity, it is not anticipated that it will have any material assets or properties.

PLAN OF OPERATION

      Again,  as  noted  above,  Cascade does not presently  have  any  business
activities   or  prospects  for  business  activities  and  must  be  considered essentially an inactive or "shell" enterprise.

      Mr. Dennis Madsen, for so long as he is economically able to do so and without any formal commitment, is continuing to seek out potential merger or acquisition opportunities for the company or an independent business opportunity. There can be no assurance or warranty that he will be successful in such efforts or how long he may continue with such efforts. As noted previously, if the company is successful in obtaining any merger or acquisition candidate, it most likely will inform investors through a proxy solicitation as may be required to approve such reorganization. Otherwise, investors will be informed of significant events through 8-K filings and other periodic notices to shareholders. Mr. Dennis Madsen is not working from any budget and is devoting such amount of his time and resources as he can reasonably afford to these limited efforts.

SPECIFIC BUSINESS PLAN AND PROJECTIONS

      Mr. Dennis Madsen has advanced the costs of this filing and believes, without warranty, that he can sustain the company on an inactive basis by filing necessary SEC reports, annual corporate and tax filings and other incidental maintenance costs through 2003. During this interim period, he will actively search for a merger or acquisition candidate or company willing to transfer an active business enterprise. Mr. Madsen cannot warrant success in this regard.
If he is not successful, the company may have to be liquidated as it has no alternative business plans or alternative financing plan.

COMPETITIVE FACTORS

      The company cannot make any projection as to what competitive factors it may face in the future until or unless it determines what type of business activity it may acquire. Again, investors will be informed of material decisions or new developments in this regard as outlined above.

NUMBER OF PERSONS EMPLOYED

      As will be noted from the above, there are no current employees of the company. Mr. Dennis Madsen is working on an ad hoc and informal basis to devote so much of his time as possible to search out business, merger or acquisition candidates, but is not doing so on any formal contract basis with the company. As also noted previously, Mr. Dennis Madsen assumed all current debts and obligations of the company and anticipated debts through year end December 31, 2003 in exchange for the issuance of 4 million restricted common shares of
Cascade. Since there was no independent Board, this transaction cannot be considered "arms length".

      Cascade  has  no  other active employees, officers or agents.   Mr.  Baird
resigned as a director effective November 17, 2002. Mr. Damon Madsen devotes minimal time as an uncompensated outside director.

      No projection of future employees or agents, which may be required in addition to those described above, can be determined until the nature of any future possible acquisition merger or business opportunity has been realized and is further developed.

ENVIRONMENTAL COMPLIANCE

      During the very limited operational period when Sled Dog Adventures acted as an operating sled dog touring company, there were various environmental compliance issues which the company was required to meet. It is believed Cascade fully and adequately discharged those obligations and that there are no remaining obligations, liabilities or environmental issues.

      Cascade cannot predict how significant environmental issues may be to any potential future business activities until such business activities, if any, are identified and implemented.

GOVERNMENTAL COMPLIANCE

      As presently constituted, Cascade does not have significant governmental compliance requirements. As indicated previously, Mr. Dennis Madsen, at his own cost and effort, is attempting to maintain filings with the Securities and Exchange Commission such as the within report on an interim basis. The company also incurs minor expenses for annual renewal of registration and good standing of the corporation in the State of Nevada, as well as tax filings. Other than this, Cascade is not subject to any known governmental filings and probably will not be subject to any other governmental filings until or unless a new business activity is undertaken or a merger acquisition is completed.

REPORT ON INITIAL PRIVATE AND PUBLIC FINANCING

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

      As of the completion of the private placement on February 5, 2001 there were issued and outstanding 1,500,658 shares. The company also exchanged the dog products and concepts for shares previously held by Mr. Steve Madsen as described above. The company has only common shares. The only shares issued during 2002 were the 4,000,000 shares issued to Dennis Madsen on November 17, 2002 as discussed above.


                        Item 2.  DESCRIPTION OF PROPERTY

     The company has no properties, tangible or intangible.


                        Item 3.  LEGAL PROCEEDINGS

     There are no legal actions or claims in which the company is engaged.


          Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The company did not hold a shareholders meeting in 2002, thus there was no vote of securities holders in 2002. Cascade has no present shareholder meeting planned or noticed.

                                     Part II

                  Item 5.  MARKET FOR COMMON EQUITY AND RELATED
                               STOCKHOLDER MATTERS

      Cascade currently does not have any of its shares actively traded on an exchange or in any public market. The company, through Mr. Dennis Madsen, obtained a listing on the Electronic Bulletin Board, though there is no current trading under its symbol, CSLA.OB. The company did not have any active trading earlier in 2002, so no trading table disclosure is made. In all events, it is probable that if the company is traded publicly in the future, it will be on a limited basis on the NASD sponsored Electronic Bulletin Board, BBX or Pink Sheets.

Item 6.  PLAN OF OPERATION

      This Form 10-KSB includes "forward-looking" statements about future financial results, future business changes and other events that have not yet occurred. For example, statements like we "expect," we "anticipate" or we "believe" are forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties about the future. We will not necessarily update the information in this Form10-KSB in any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of our business are discussed throughout this Form 10-KSB. Investors should read all of these risks carefully.

      As noted previously, Cascade is a start-up entity without a current operating history, revenues or income. No assurance or warranty can be made that Cascade will be successful in its anticipated business pursuits and this fact poses significant risk factors as to whether any investor will receive back a return of investment, or whether they will lose their entire investment.

LIQUIDITY AND CONTINUED OPERATIONS

      As noted above, Cascade has not engaged in business operations to date, except the limited sled dog tours in 2000-2001, which did not generate any significant revenues and no profits.

      Cascade is presently determining how to modify its original business plan. The company does not have any capital for assets to commence any new operations, and most likely will not continue as a going concern unless it can shortly obtain an alternative business activity or alternative financing.

     It is possible, though unlikely, that Cascade could seek subsequent private placement financing funds or other means to continue its business operations and/or to develop or market new products, though no assurance or warranty that funds will be available or that the company would deem it as feasible or appropriate to seek such alternative financing can be made at this time. The company has no current alternative financing plans other than to pursue potential new business activities through some form of acquisition or merger.

CAPITAL RESOURCES

     As noted above, Cascade does not have any commitment nor is it likely would be able to obtain any a present commitment to raise any additional capital by borrowing, private placement funding or any present public offering of its shares. It currently has no assets or accounts.

RESULTS OF OPERATIONS

     As of December, 2001 the company ceased its last active business operations through a limited sled dog touring venture during that initial winter period. Since that time, Cascade has had no business operations of any type and has a limited prospect for future business operations as generally described above. The board formally terminated activities as of September 7, 2001.

                          Item 7.  FINANCIAL STATEMENTS



                        CASCADE SLED DOG ADVENTURES, INC.
                          (A Development Stage Company)



                 INDEX TO FINANCIAL STATEMENTS


                                                                 Page

  Report of Independent Certified Public Accountants              F-2

  Balance Sheets - December 31, 2002 and 2001                     F-3

  Statements of Operations for the Years Ended
   December 31, 2002 and 2001
    aand for the Cumulative
   Period From May 1, 1998 (Date of Inception) through
    December 31, 2002                                             F-4

  Statements of Stockholders' Equity (Deficit) for the
   Cumulative Period from
    May 1, 1998 (Date of Inception)
   through December 31, 2000 and for the
    years ended
   December 31, 2001 and 2002                                     F-5

  Statements of Cash Flows for the Years Ended December
   31, 2002 and 2001
    and for the Cumulative Period
   from May 1, 1998 (Date of Inception) through

    December 31, 2002                                             F-6

  Notes to Financial Statements                                   F-8



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



       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and the Stockholders
Cascade Sled Dog Adventures, Inc.

We have audited the accompanying balance sheets of Cascade Sled Dog Adventures, Inc. (a development stage company) as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and for the cumulative period from May 1, 1998 (date of inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cascade Sled Dog Adventures, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended and for the cumulative period from May 1, 1998 (date of inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage company that has no planned operations and has incurred losses from continuing and discontinued operations since inception. As of December 31, 2002, the Company had an accumulated deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.



                                /s/ HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
March 24, 2003

                        CASCADE SLED DOG ADVENTURES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                          December 31,
                                                     ---------------------
                                                       2002        2001
                                                     ---------   ---------
ASSETS

Assets of Discontinued Sled Dog Operations           $       -   $  50,195
                                                     ---------   ---------

Total Assets                                         $       -   $  50,195
                                                     =========   =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                  $       -   $   3,356
   Payable to shareholder                                    -       4,671
   Liabilities of discontinued Sled Dog
    operations                                               -      11,856
                                                     ---------   ---------

      Total Current Liabilities                              -      19,883
                                                     ---------   ---------

Stockholders' Equity
   Class A non-voting preferred stock --
    $0.001 par value; 5,000,000 shares
    authorized; no shares issued or outstanding              -           -
   Common stock - $0.001 par value; 25,000,000
    shares authorized; 5,020,658 and 1,500,658
    shares issued and outstanding, respectively          5,021       1,501
   Additional paid-in capital                          151,504     144,791
   Deficit accumulated during the development
    stage                                             (156,525)   (115,980)
                                                     ---------   ---------

      Total Stockholders' Equity                             -      30,312
                                                     ---------   ---------

Total Liabilities and Stockholders' Equity           $       -   $  50,195
                                                     =========   =========


The accompanying notes are an integral part of these financial statements.

                        CASCADE SLED DOG ADVENTURES, INC.
                          (A Development Stage Company)
                   STATEMENTS OF OPERATIONS


                                                                     For the
                                                                   Cumulative
                                                                     Period
                                                                      From
                                                                   May 1, 1998
                                                                     (Date of
                                             For the Years Ended    Inception)
                                                 December 31,        Through
                                            ---------------------- December 31,
                                               2002        2001        2002
                                            ----------  ----------  ----------

General and Administrative Expenses         $   37,266  $    8,028  $   45,294
Interest Expense                                     -           -       1,777
                                            ----------  ----------  ----------

Loss From Continuing Operations                (37,266)     (8,028)    (47,071)

Discontinued Operations (Note 2)
 Loss from discontinued Sled Dog operations          -     (23,378)    (98,967)
 Loss on disposal of discontinued Sled Dog
  operations, including provision of $10,487
  for operating losses during the phase
  -out period                                   (3,279)     (7,208)    (10,487)
                                            ----------  ----------  ----------


Net Loss                                    $  (40,545) $  (38,614) $ (156,525)
                                            ==========  ==========  ==========
Basic and Diluted Loss Per Common Share
   Loss from continuing operations          $    (0.02)      (0.01)
   Loss from discontinued operations             (0.00)      (0.02)
                                            ----------  ----------
   Net loss                                 $    (0.02) $    (0.03)
                                            ==========  ==========
Basic and Diluted Weighted-Average
  Number of Common Shares Used In
  Per Share Calculations                     1,794,284   1,401,963
                                            ==========  ==========



The accompanying notes are an integral part of these financial statements.

                        CASCADE SLED DOG ADVENTURES, INC.
                          (A Development Stage Company)
             STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                              Deficit
                                                                                            Accumulated   Total
                                                Common Share        Additional  Receivable  During the Stockholders'
                                            ----------------------    Paid-in      from     Development   Equity
                                              Shares      Amount      Capital   Shareholder    Stage    (Deficit)
                                            ----------  ----------  ----------  ----------  ----------  ----------
Balance - May 1, 1998 (Date of Inception)            -  $        -  $        -  $        -  $        -  $        -
Stock issued for a receivable from
   shareholder, May 30, 1998,
   $0.10 per share                              10,000          10         990      (1,000)          -           -
Stock issued for services, May 30,
   1998, $0.10 per share                        10,000          10         990           -           -       1,000
Stock issued for cash, December 31,
   1998, $0.15 per share                        26,574          26       3,984           -           -       4,010
Stock issued for purchase of assets
   paid for by shareholder, September
   1, 1999 and December 31, 1999,
   $0.15 per share                             289,484         290      43,404           -           -      43,694
Stock issued for cash, December 31,
   1999, $0.15 per share                       109,317         109      16,391           -           -      16,500
Cash received in satisfaction of
   receivable from shareholder,
   March 20, 2000                                    -           -           -       1,000           -       1,000
Stock issued for cash, June 30,
   2000, $0.15 per share                        11,461          12       1,718           -           -       1,730
Stock issued for payment by shareholder
   of operating expenses, June 30,
   2000, $0.15 per share                        43,164          43       6,472           -           -       6,515
Net loss                                             -           -           -           -     (77,366)    (77,366)
                                            ----------  ----------  ----------  ----------  ----------  ----------

Balance - December 31, 2000                    500,000         500      73,949           -     (77,366)     (2,917)
Stock issued for conversion of notes
   payable, February 5, 2001, $0.10
   per share                                   240,000         240      24,160           -           -      24,400
Stock issued for conversion of related
   party notes payable, February 5,
   2001, $0.10 per share                       210,000         210      22,167           -           -      22,377
Stock issued for payment by shareholder
   of operating expenses, February 5,
   2001, $0.10 per share                         8,158           8         807           -           -         815
Stock issued for cash, February 5, 2001,
   $0.10 per share, less offering costs
   of $30,000                                  542,500         543      23,708           -           -      24,251
Net loss                                             -           -           -           -     (38,614)    (38,614)
                                            ----------  ----------  ----------  ----------  ----------  ----------

Balance - December 31, 2001                  1,500,658       1,501     144,791           -    (115,980)     30,312
Redemption of stock for net sled dog
  assets, August 9, 2002, $0.07 per share     (480,000)       (480)    (34,580)          -           -     (35,060)
Stock issued for services and settlement
  of debt, November 17, 2002, $0.01
  per share                                  4,000,000       4,000      41,293           -           -      45,293
Net loss                                             -           -           -           -     (40,545)    (40,545)
                                            ----------  ----------  ----------  ----------  ----------  ----------

Balance - December 31, 2002                  5,020,658  $    5,021  $  151,504  $        -  $ (156,525) $        -

                                            ==========  ==========  ==========  ==========  ==========  ==========





The accompanying notes are an integral part of these financial statements.

                        CASCADE SLED DOG ADVENTURES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                      For the
                                                                   Cumulative
                                                                     Period
                                                                      From
                                                                   May 1, 1998
                                                                     (Date of
                                             For the Years Ended    Inception)
                                                 December 31,        Through
                                            ---------------------- December 31,
                                               2002        2001        2002
                                            ----------  ----------  ----------


Cash Flows From Operating Activities
  Net loss                                  $  (40,545) $  (38,614) $ (156,525)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Depreciation                                     -       8,656      19,397
    Stock issued for expenses paid by
     shareholder                                     -         815       8,330
     Changes in current assets and liabilities:
      Accounts payable                          37,266       3,356      40,622
      Payable to shareholder                         -       4,671       4,671
      Accrued compensation                           -      (6,000)          -
      Accrued interest payable                       -           -       1,777
      Liabilities of discontinued Sled
       Dog operations                            3,279      10,756      14,035
                                            ----------  ----------  ----------
  Net Cash Used In Operating Activities              -     (16,360)    (67,693)
                                            ----------  ----------  ----------

Cash Flows From Investing Activities
  Purchase of property and equipment                 -      (8,631)    (25,898)
                                            ----------  ----------  ----------
  Net Cash Used In Investing Activities              -      (8,631)    (25,898)
                                            ----------  ----------  ----------

Cash Flows From Financing Activities
  Proceeds from notes payable to related
   parties                                           -           -      22,100
  Proceeds from notes payable                        -           -      24,000
  Proceeds from issuance of common stock             -      24,251      47,491
  Collection of receivable from shareholder          -           -           -
                                            ----------  ----------  ----------
  Net Cash Provided By Financing Activities          -      24,251      93,591
                                            ----------  ----------  ----------

Net Change In Cash and Cash Equivalents              -        (740)          -

Cash, Beginning of Period                            -         740           -
                                            ----------  ----------  ----------

Cash, End of Period                         $        -  $        -  $        -
                                            ==========  ==========  ==========



 The accompanying notes are an integral part of these financial statements.

                        CASCADE SLED DOG ADVENTURES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                     For the
                                                                   Cumulative
                                                                     Period
                                                                      From
                                                                   May 1, 1998
                                                                     (Date of
                                             For the Years Ended    Inception)
                                                 December 31,        Through
                                            ---------------------- December 31,
                                               2002        2001        2002
                                            ----------  ----------  ----------

Supplemental Disclosure of Cash Flow
 Information:
  Cash paid for interest                    $        -  $        -  $        -
                                            ==========  ==========  ==========

Supplemental Schedule of Noncash Investing
 and Financing Activities:
  Notes payable and accrued interest to
   related parties converted into common
   stock                                             -      22,377
  Notes payable and accrued interest
   converted into common stock                       -      24,400
  Common stock redeemed in exchange for
   Sled Dog operations:
    Property and equipment transferred          50,195           -
    Liabilities transferred                     15,135           -
    Common stock redeemed                       35,060           -
   Common stock issued for debt assumption:
    Accounts payable converted                  40,622           -
    Payable to shareholder converted             4,671           -
    Common stock issued                         45,293           -



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

Business Condition - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has no planned operations and has generated nominal revenue since inception. The Company has suffered losses from operations of $40,545 and $38,614 during the years ended December 31, 2002 and 2001, respectively. As of December 31, 2002 and 2001, the Company had an accumulated deficit of $156,525 and $115,980, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued
existence is dependent upon its ability to raise additional capital or other financing and to achieve profitable operations. Management has discontinued its sled dog operations and intends to seek alternative business activities. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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


Basic and Diluted Loss Per Common Share - For the year ended December 31, 2002 the Company computed basic loss per common share by dividing net loss by the weighted-average number of common shares outstanding during the year in accordance with SFAS No. 128, Earnings Per Share.

NOTE 2 - DISCONTINUED OPERATIONS

On September 7, 2001, the Company's Board of Directors determined to discontinue its Sled Dog operations and seek alternative business activities in its place. On August 9, 2002, the Company transferred the net assets of the Sled Dog operations to the Company's former president and redeemed the president's 480,000 common shares.

The loss on disposal of the Sled Dog operations was estimated at September 7, 2001, which was the measurement date for valuing the discontinued operations. In that regard, no gain or loss was recognized at the measurement date on the assets distributed to the Company's former president because the distribution was a nonmonetary, nonreciprocal transfer to a shareholder. On August 9, 2002, the common shares were redeemed at a value of $35,060, the carrying value of the equipment, net of the balance payable to the shareholder. The Company recognized a loss on the disposal, which consisted of operating losses of $10,487 from the Sled Dog operations from September 7, 2001 through August 9, 2002, the date of disposal.

The results of operations from the Sled Dog operations through September 7, 2001 have been classified as a loss from discontinued operations. The net assets of the discontinued Sled Dog operations assumed by the shareholder consisted of the following as of August 9, 2002:

     Equipment, net of accumulated depreciation of $19,397  $   50,195
     Payable to shareholder                                    (15,135)
                                                            -----------
     Net Assets of Discontinued Sled Dog Operations         $   35,060
                                                            ==========

NOTE 3 - NOTES PAYABLE

During February 2001, notes payable in the amount of $24,000 were converted, together with $400 accrued interest, into 240,000 common shares.

NOTE 4 - RELATED PARTY TRANSACTIONS

During February 2001, notes payable in the amount of $21,000 were converted, together with $1,377 of accrued interest, into 210,000 common shares.

During the years ended December 31, 2002 and 2001, two officers paid expenses totaling $3,279 and $14,439, respectively, on behalf of the Company to meet operating expenses.


On November 17, 2002, the Company's president agreed to personally assume all liabilities of the Company in the amount of $45,293 as of December 31, 2002. In exchange, the Company agreed to issue 4,000,000 shares of common stock to the president as consideration. As part of the agreement, the Company's president agreed to pay for all future services provided on behalf of the Company through December 31, 2003. These payments of services will be accounted for as an increase to contributed capital with no additional shares issued.

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

During August 2002, the Company transferred the net assets of the Sled Dog operations to the Company's former president in exchange for his 480,000 common shares, which were redeemed at a value of $35,060.

NOTE 6 - INCOME TAXES

The components of the net deferred tax assets at December 31, 2002 and 2001 were as follows:
                                                  2002         2001
                                                ---------   ---------
     Deferred tax asset - operating loss carry
       forwards                                    59,487      44,364
     Valuation allowance                          (59,487)    (44,364)
                                                ---------   ---------
     Net Deferred Tax Asset                     $       -   $       -
                                                =========   =========

There was no provision for or benefit from income taxes during the years ended December 31, 2002 and 2001. The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to pretax loss from continuing operations with the provision for income tax:


                                               Years Ended December 31,
                                               ------------------------
                                                  2002          2001
                                               ----------    ----------

  Tax benefit at statutory rate (34%)          $  (13,785)   $   (2,730)
  State taxes, net of federal benefit              (1,338)         (265)
  Change in valuation allowance                    15,123         2,995
                                               ----------    ----------

  Provision for Income Taxes                   $        -    $        -
                                               ==========    ==========

The Company has net operating loss carry forwards of $159,482 that expire from 2019 through 2023.


    Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

     None.

                                    PART III

                 Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

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

NAME                    POSITION             CURRENT TERM OF OFFICE
Dennis G. Madsen        Director/Sole        Appointed Director in
                        Officer              Organizational
                                             Minutes-May, 1998.
                                             Will serve as Director
                                             until first annual
                                             meeting, not yet set.
                                             Will serve as an
                                             officer without term
                                             pursuant to leave of
                                             the Board of
                                             Directors.
Damon Madsen            Director             Appointed Director in
                                             Special Meeting,
                                             August 6, 2002.  Will
                                             serve as Director
                                             until first annual
                                             meeting, not yet set.

                                  BIOGRAPHICALS


                  MR. DENNIS G. MADSEN  - DIRECTOR/SOLE OFFICER
                                     Age: 59

      Mr. Dennis G. Madsen will serve the company on a part-time basis as its President, Secretary and Treasurer and as a Director. Mr. Madsen has been engaged over the past five years independently as an initial organizer of various ventures and finder of suitable financing candidates for merger, acquisition or public or private financing for various concepts or start-up business entities. Mr. Madsen will continue with such individual business consulting work, but believes that he can devote substantial time to the start-up of this enterprise, though it is anticipated he will work only on a part-time basis. Mr. Madsen resides in Salt Lake City, Utah. Mr. Madsen obtained a B.S. degree from the University of Utah in Biology in 1967. Mr. Madsen has fairly extensive experience as a consultant working with small public companies, though he does not have any actual prior experience as a manager or officer in a public company.



                           MR. DAMON MADSEN - DIRECTOR
                                    Age : 29

      Mr.  Damon  Madsen  serves Cascade on an as needed  basis  as  an  outside
Director. He has held this position since August, 2002. Mr. Madsen is related to the other Director and principal officer of Cascade, Mr. Dennis Madsen, as his son. Mr. Damon Madsen is currently between full-time employment opportunities. He is currently working part-time for Software, Etc. as described below. From June, 2000 to February, 2002 Mr. Madsen was employed full time by Bold Technologies of West Jordan, Utah in the design, start-up and testing of semi-conductor equipment. From October, 1999 to the current period he also worked part-time for Software, Etc. in Murray, Utah selling software, games, accessories and also acting in inventory management and other general retail duties. From June, 1998 through January, 2000 Mr. Madsen worked at the Le Parisien in Salt Lake City, Utah as a host and bartender. From 1996 through 1998, Mr. Damon Madsen worked at various part-time jobs and engaged in various part-time educational opportunities. During this period he was also on the Board of Directors and active as a part-time officer for a couple of small previously active public companies such as Cofitras Entertainment and Greenway Environmental Services. In these capacities he gained some experience and skills in general corporate management, participation on a board of directors and the reporting and operational requirements for a small public company. Concurrently during this period, and also prior to his affiliation with the public companies, he engaged in various part-time employment activities, on a non-professional level, such as various service jobs and related types of employment. Mr. Madsen is a 1992 graduate of Brighton High School in Salt Lake County Utah.

                        Item 10.  EXECUTIVE COMPENSATION

      The only prospect for future compensation will be determined in the event of and subsequent to any acquisition of an active business purpose or merger acquisition transaction in which the company may engage in the future. At that time it is presumed that the company would incur ongoing obligations to pay for new management. The company would also have an obligation to reimburse Mr. Dennis Madsen for accrued services and expenditures on behalf of the company, though no determination of these amounts has been or can be made at the present time.


               Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

SHARES OWNED BY MANAGEMENT AND CERTAIN SECURITY HOLDERS

     The following table includes all shares issued to a director, officer or 5% or greater shareholder. There are no created or issued stock options or other stock rights in Cascade at the present time:


                        Name of              Amount of Shares   Percent of Class
  Title or Class    Address of Owner       Owned after Offering    of Common
--------------------------------------------------------------------------------

   Common Stock    Dennis G. Madsen
                   7828 S. 2500 East
                   Salt Lake City, UT 84121     4,178,158              83%


   Common Stock    Damon Madsen
                   11248 S. Hawkwood Dr.
                   Sandy, UT  84094                 0                   0%


     Changes in Control. There are currently no arrangements which would result in a change in our control. Cascade has no warrants, options or other stock rights presently authorized. Mr. Donald Baird retired effective November 17, 2002. He continues to hold 10,000 shares, but has no other affiliation or interest. Other than Mr. Dennis Madsen, there are no other affiliated shareholders described as officers, directors 10% or greater shareholders or those who may actually influence the company. Further, there is no other shareholder holding 5% or more of the shares. All other shares are held by non-affiliated parties.


            Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      There are certain transactions related to Cascade and this offering which are not deemed to be "arms-length" transactions. That is, the parties on both sides of the contract or agreement have substantial relationships or common interests. All such material transactions are believed to be disclosed in this section:

   .       In November, 2002 Cascade agreed to issue Dennis Madsen 4 million shares for his agreement to assume all current debts and liabilities of Cascade and all company expenses during the year ending December 31, 2003. This transaction cannot be considered arms length as it was approved solely by Mr. Damon Madsen, the son of Dennis Madsen and director.

   .       As previously disclosed, Mr. Steven B. Madsen earlier transferred all of his rights, title and interest in start-up business products, services, concepts, assets and cash to Cascade in exchange for 480,000 shares of common stock. In August 2002, Mr. Steve Madsen returned all 480,000 of his issued and outstanding shares to Cascade in exchange for the return to Mr. Steve Madsen of all dog equipment, proprietary concepts or materials. Mr. Madsen also released the company from any wage or compensation claims. The terms of this exchange cannot be considered arms length as Mr. Steve Madsen is the son of Mr. Dennis Madsen and no independent valuation was attempted as to the assets or stock exchanged.


   .       Any future compensation which may be paid to Mr. Dennis Madsen for presenting an acceptable business or acquisition proposal may not be approved by any independent board in Cascade, including any fee arrangement to Mr. Dennis Madsen.

   .        Cascade  is  not  aware of any further transactions  which  would
      require  disclosure  under  this  section  by  the  company  and   any
      affiliated party.

                                     Part IV

                   Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit Index:

          3.1 Articles of Incorporation of Registrant. Earlier filed and incorporated as part of SB-2 Registration Statement.

          3.2 By-Laws of Registrant. Earlier filed and incorporated as part of SB-2 Registration Statement.

(b)  Reports on Form 8-K:

     None


                        Item 14.  CONTROLS AND PROCEDURES

      At the present time the company is being maintained on a very limited operating basis with Mr. Dennis Madsen serving as the sole officer of the company. In this capacity, Mr. Madsen is essentially responsible for overseeing and insuring that all of the maintenance expenses for the corporation are paid. These maintenance expenses would primarily consist of completing and filing forms and reports with various governmental agencies to maintain the company as an inactive public company. As noted previously, Mr. Dennis Madsen has entered into an agreement to pay for ongoing maintenance expenses of the corporation through the end of 2003 for the issuance of additional shares to him. It is not anticipated that the company will engage in any active business purposes unless a subsequent merger or acquisition partner can be found or the company engages in some newly determined business activities which would probably require the substitution of new management for the company. In the interim, Mr. Madsen will solely maintain the company on a minimal basis by making sure that periodic reports with the Securities and Exchange Commission are filed and other state or local filings are completed as necessary to maintain the corporate existence while Mr. Madsen is engaged in searching for various business opportunities for the company as previously described. It is anticipated that during this interim period the accounting for the company will be limited to ongoing expense items primarily for professional services and that there would not be significant expenses or business activities.


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                              REGISTRANT:

                              CASCADE SLED DOG ADVENTURES, INC.


Date:     March 31, 2003           By:  /s/ Dennis Madsen

                              Mr. Dennis Madsen, President,
                              Chief Executive Officer and
                              Chief Financial Officer



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date:     March 31, 2003           By:  /s/ Dennis Madsen

                              Mr. Dennis Madsen
                              President/Director/Chairman & CFO

Date:     March 31, 2003           By:  /s/ Damon Madsen

                              Mr. Damon Madsen
                              Director





                                  CERTIFICATION


I, Dennis Madsen, certify that:

      (1) I have reviewed this annual report on Form 10-KSB of Cascade Sled Dog Adventures, Inc;

      (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      (3) Based on my knowledge, the financial statements, and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

      (4) The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

          (c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      (5) The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors an the audit committee of Registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     (6) The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     DATE:      March 31, 2003


                              /s/  Dennis Madsen
                              __________________________________
                              Dennis Madsen
                              Chairman of the Board, President & CFO





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Cascade Sled Dog Adventures, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Mr.
Dennis Madsen, President, Chairman of the Board and Chief Executive and Financial Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




Date:  March 31, 2003       /s/ Dennis Madsen
                            __________________________________
                            Dennis Madsen
                            President/Director, CFO