Form 10QSB
period 2003-03-31
CASCADE SLED DOG ADVENTURES INC
filed 2003-05-13
CIK 1137149

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE PERIOD ENDED       March 31, 2003
                                       OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD From ____________ to ____________.


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

Common Stock: 5,020,658 shares issued as of April 30, 2003, $.001  Par Value.


                                      INDEX

                        Cascade Sled Dog Adventures, Inc.
                      For The Quarter Ending March 31, 2003


Part I.  Financial Information

  Item    1.   Financial Statements

               Condensed Balance Sheets - March 31, 2003 (Unaudited)
               and December 31, 2002.                                     3

		 Condensed Statements of Operations (Unaudited) - For
               the three months ended March 31, 2003 and 2002, and
               for the cumulative period from May 1, 1998 (Date of
                 Inception) through March 31, 2003.                       4

               Condensed Statements of Cash Flows (Unaudited) - For
               the three months ended March 31, 2003, and 2002, and
               for the cumulative period from May 1, 1998 (Date of
               Inception) through March 31, 2003.                         5

               Notes to Condensed Financial Statements (Unaudited)        6

  Item    2.   Management's Discussion and Analysis of Financial
               Condition or Plan of Operation.                            8

  Item    3.   Controls and Procedures                                    9


Part II.  Other Information

  Item    5.   Other Matters                                             10

  Item    6.   Exhibits and Reports on Form 8-K                          10

Signatures                                                               11

Certifications                                                           12



                         Part I - Financial Information

     Item 1.  Financial Statements

CASCADE SLED DOG ADVENTURES, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Unaudited)


                                                        March 31,     December 31,
                                                            2003             2002
-----------------------------------------------------------------------------------
ASSETS

Total Assets                                           $      -      $         -
===================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Total Current Liabilities                              $      -      $         -
-----------------------------------------------------------------------------------

Stockholders' Equity
Class A non-voting preferred stock - $0.001
 par value; 5,000,000 shares authorized; no
 shares issued or outstanding                                 -                -
Common stock - $0.001 par value; 25,000,000 shares
authorized; 5,020,658 shares issued and outstanding         5,021            5,021
Additional paid-in capital                                159,504          151,504
Deficit accumulated during the development stage         (164,525)        (156,525)
-----------------------------------------------------------------------------------

Total Stockholders' Equity                                    -                -
-----------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity             $      -      $         -
===================================================================================




        See accompanying notes to unaudited condensed financial statements.

CASCADE SLED DOG ADVENTURES, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)


                                                                          For the
                                                                       Cumulative
                                                                      Period From
                                                                      May 1, 1998
                                                               (Date of Inception)
                                                                          through
                                                                        March 31,
For the Three Months Ended March 31,            2003         2002           2003
----------------------------------------------------------------------------------
General and Administrative Expenses          $   8,000    $    4,763   $    53,294
Interest Expense                                   -             -           1,777
----------------------------------------------------------------------------------

Loss From Continuing Operations                 (8,000)       (4,763)      (55,071)
----------------------------------------------------------------------------------

Discontinued Operations (Note 2)
Loss from discontinued Sled Dog Operations         -             -         (98,967)
Loss on disposal of discontinued Sled Dog
operations, including provision of $10,487 for
operating losses during the phase-out period       -             -         (10,487)
----------------------------------------------------------------------------------

Net Loss                                     $  (8,000)   $   (4,763)  $  (164,525)
==================================================================================

Basic and Diluted Loss Per Common Share
Loss from continuing operations              $     -      $      -
Loss from discontinued operations                  -             -
---------------------------------------------------------------------
Net Loss                                     $     -      $      -
---------------------------------------------------------------------

Basic and Diluted Weighted-Average
Number of Common Shares Used
In Per Share Calculations                    5,020,658     1,500,658
---------------------------------------------------------------------




        See accompanying notes to unaudited condensed financial statements.

CASCADE SLED DOG ADVENTURES, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASHFLOWS
(Unaudited)


                                                                            For the
                                                                         Cumulative
                                                                        Period From
                                                                        May 1, 1998
                                                                            through
                                                                          March 31,
For the Three Months Ended March 31,              2003         2002            2003
-----------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net loss                                        $ (8,000)    $ (4,763)  $ (164,525)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation expense                               -            -         19,397
  Stock issued for expenses paid by shareholder      -            -          8,330
  Expenses paid by shareholder                     8,000                     8,000
  Change in assets and liabilities:
   Accounts payable                                  -          4,763       40,622
   Payable to shareholder                            -            -          4,671
   Accrued interest payable                          -            -         1,7777
   Liabilities of discontinued Sled Dog
    operations                                       -            -         14,035
-----------------------------------------------------------------------------------
   Net Cash Used in Operating Activities             -            -        (67,693)
-----------------------------------------------------------------------------------

Cash Flows from Investing Activities:
Purchase of property and equipment                   -            -        (25,898)
-----------------------------------------------------------------------------------
   Net Cash Used in Investing Activities             -            -        (25,898)
-----------------------------------------------------------------------------------

Cash Flows From Financing Activities:
Proceeds from notes payable to related parties       -            -         22,100
Proceeds from notes payable                          -            -         24,000
Proceeds from issuance of common stock               -            -         47,491
-----------------------------------------------------------------------------------
   Net Cash Provided by Financing Activities         -            -         93,591

Net Increase in Cash                                 -            -             -

Cash at Beginning of Period                          -            -             -
-----------------------------------------------------------------------------------

Cash at End of Period                           $    -       $    -     $       -
===================================================================================




        See accompanying notes to unaudited condensed financial statements.

                         CASCADE SLED DOG ADVENTURES, INC.
                           (A Development Stage Company)
                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements-The accompanying unaudited financial statements have been condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's annual financial statements included in the Company's December 31, 2002 Annual Report on Form 10-KSB. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Business Condition - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has no planned operations and has generated nominal revenue since inception. The Company has suffered losses from operations of $8,000 and $4,763 during the three months ended March 31, 2003 and 2002, respectively. As of March 31, 2003, the Company had an accumulated deficit of $164,525. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to raise additional capital or other financing and to achieve profitable operations. Management has discontinued its sled dog operations and intends to seek alternative business activities. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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
                                                            ===========

NOTE 3 - RELATED PARTY TRANSACTIONS

On November 17, 2002, the Company's president agreed to personally assume all liabilities of the Company in the amount of $45,293 as of December 31, 2002. In exchange, the Company agreed to issue 4,000,000 shares of common stock to the president as consideration. As part of the agreement, the Company's president agreed to pay for all future services provided on behalf of the Company through December 31, 2003. During the three months ended March 31, 2003, expenses of $8,000 were assumed by the Company's president. Payment for these services was accounted for as an increase to contributed capital with no additional shares issued.


               Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation


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


Plan of Operation

Cascade Sled Dog Adventures, Inc. ("Cascade") was incorporated in Nevada on May 1, 1998 as Novanet International, Inc. Its name was changed to Cascade Sled Dog Adventures, Inc. as of August 1, 2001. Cascade was historically involved in start-up operations, including incorporation, an initial public offering ("IPO") of its existing shares (without any new capital being raised), as well as
initial limited dog sled touring operations.   Cascade terminated all active
business activities in the first quarter of 2001. On September 7, 2001, the Company's Board of Directors determined to discontinue its Sled Dog operations and seek alternative business activities in its place. It formerly abandoned its sled dog touring and other canine products and services in September, 2002 by returning all such assets or concepts to its prior president, Mr. Steven Madsen, in exchange for his 480,000 common shares. Currently, Cascade has no assets or
business purpose.   The initial IPO offering on form SB-2 was closed August 13,
2001.   In its  IPO, Cascade did not raise any gross proceeds, but registered its then issued and outstanding 1,500,658 shares which had previously been issued in the private placement described below.

In February, 2001 Cascade completed a private placement offering in which it raised $100,000 of gross offering proceeds. The company received approximately $55,000 in cash with the balance being received as the conversion of prior operating loans to the company for stock. In general terms, approximately $25,000 of the offering proceeds was used to pay direct offering related costs, including legal accounting and printing. The remaining balance of approximately $75,000 has been expended in operational costs of the company's initial business purpose of conducting sled dog tours in the Mt. St. Helens area of Washington State. The winter of 2000 through 2001 was the only operational year for sled
dog tours by the company.   Cascade was not successful in these business
activities and did not generate any measurable revenues.
After Mr. Steven Madsen returned all his issued shares in September, 2002, he resigned as an officer and director of the company.


In November, 2002 Dr. Donald Baird resigned as an outside director of the company. Mr. Dennis Madsen, as the sole remaining director, then appointed Mr. Damon Madsen, his son, to serve on the Board. Mr. Dennis Madsen then agreed to assume and discharge all executive functions in the company as its president, CEO, CFO, Treasurer and Secretary.


Products and Markets

Cascade currently has no product, services or business activities of any type. Historically, it maintained certain sled dog equipment to conduct tours, as well as other canine related products and service concepts. However, Cascade entered into the arrangement, discussed above, whereby Cascade reconveyed all sled dog tour equipment and other related dog product assets, concepts or interest to the prior owner, Mr. Steve Madsen, in exchange for the return of all his shares in the company. As a result, Cascade has no material assets of any kind. It also has no physical facilities and its minimal filing operations are conducted by its president, Mr. Dennis Madsen, from his place of residence in Salt Lake City, Utah.

Cascade has no way to project or anticipate what, if any, products and services it might obtain if it is successful in searching out various new business opportunities or a merger or other acquisition. These subsequent matters, if realized, will be reported to shareholders most likely in a proxy solicitation, if required, to approve such type of reorganization; and will otherwise be reported in an 8-K filing of material subsequent events by the company. Recent activities related to potential acquisitions and related changes are discussed, below under the heading "Subsequent Events".

Unless Cascade is successful in seeking out any new business opportunity it is not anticipated that it will have any future material assets, properties, business activities, or stock value.

The accumulated deficit for Cascade from its development stage through March 31, 2003 is the sum of $164,525.


Liquidity and Sources of Capital

As noted above, Cascade has not engaged in business operations to date except the limited sled dog tours in 2000-2001, which did not generate any significant revenues and were terminated.

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


Plan of Operation

In November, 2002 Mr. Dennis Madsen, the president, agreed to assume the company's current liabilities in the amount of approximately $45,293 as of December 31, 2002 and to provide minimal operating funding for the company through December 31, 2003 in consideration for the issuance to Mr. Dennis Madsen of 4,000,000 shares of its restricted common stock. During the three months ended March 31, 2003, the president assumed approximately, an additional $8,000
in obligations.   Since Mr. Dennis Madsen and Mr. Damon Madsen currently control the Board, these arrangements cannot be considered arms length, but were believed essential for the Company to continue.

Mr. Dennis Madsen has advanced the costs of preparing this filing and believes he can sustain the company on an inactive basis by filing necessary SEC reports, annual corporate and tax filings and other incidental services for a continuing period through December 31, 2003 or upon any earlier acquisition of the company. During the period he remains an officer and director, he will actively search for a merger or acquisition candidate or company willing to transfer an active business enterprise. Mr. Madsen cannot warrant success in the endeavors described by this paragraph. If he is not successful, the company may have to be liquidated as it does not have any alternative business plan. See description below of material subsequent events.


Item 3.  Controls and Procedures

          (a) The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the principal financial officer of the Company, both being Mr. Dennis Madsen, concluded that the Company's disclosure controls and procedures were adequate for its minimal activities. However, since Mr. Dennis Madsen has assumed and discharges all executive functions in the company there is presently no meaningful third party review or control.

          (b) Changes in internal controls. The Company made no significant changes in its internal controls. However, there has been a significant change of control in the company which may significantly effect such controls, as well as general operations, as described in the following section on Material Subsequent Events.



                           Part II - Other Information

Item 5.  Other Matters

     (1) Material Subsequent Events. As of April 29, 2003, Mr. Dennis Madsen, the majority shareholder of Cascade, sold 3.8 million shares of his restricted common stock and eleven other non-controlling shareholders sold an aggregate of 700,000 shares of their free trading common stock to a number of investors for cash, thereby collectively conveying approximately 90% of the issued and outstanding shares of the Company. Mr. Dennis Madsen and Mr. Damon Madsen will continue to serve as officers and directors of Cascade while Cascade searches out a new business opportunity or other acquisition. It shall be noted that in the event of any successful merger or acquisition the Company will most likely acquire new management. Further, Mr. Dennis Madsen and Mr. Damon Madsen could be replaced at any time by the new majority shareholders.

      Cascade has had preliminary discussions with several operating companies, including Grassroots Communications, Inc., regarding a possible acquisition transaction. As of the date of this report, however, Cascade has not completed an acquisition or entered into any agreement or signed any letter of intent with any company regarding an acquisition transaction. Any such reorganization will be subsequently reported.

      (2) Trading. Cascade continues to have very limited trading on the Electronic Bulletin Board for its shares since listing on August 5, 2002 under the trading symbol "CSLA". The "bid"-"ask" price for Cascade shares during this quarter ranged from $0.10 bid and $0.60 asked. Cascade should be considered as an extremely high risk investment due to the absence of any present business purpose or assets. The Company is not aware, as of this date, that any trades have occurred.


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



Date:   May 12, 2003        By: /s/ Dennis Madsen
                               -------------------------
                               Mr. Dennis Madsen
                               President, CFO, Director


Date:  May 12, 2003         By: /s/ Damon Madsen
                               -------------------------
                               Mr. Damon Madsen
                               Director




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Cascade Sled Dog Adventures, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Mr. Dennis Madsen, President and Chief Financial Officer and and Mr. Damon Madsen, Director of the Company, certify to the best of our knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




Date: May 12, 2003        /s/  Dennis Madsen
                         __________________________________
                         Dennis Madsen
                         President/CFO, Director



Date: May 12, 2003        /s/  Damon Madsen
                         __________________________________
                         Damon Madsen
                         Director



                                  Attachment A

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

               DATE:     May 12, 2003


                              /s/  Dennis Madsen
                              __________________________________
                              Dennis Madsen
                              President



                                  Attachment A

                                  CERTIFICATION


I, Damon Madsen, Director of Cascade Sled Dog Adventures, Inc certify that:

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

               DATE:     May 12, 2003


                               /s/  Damon Madsen
                              __________________________________
                              Damon Madsen
                              Director



