Form 10QSB
period 2003-06-30
CASCADE SLED DOG ADVENTURES INC
filed 2003-08-14
CIK 1137149

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE PERIOD ENDED       June 30, 2003
                                       OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD From                          to
..

                        Commission File Number 333-57576
                                               ---------

                        CASCADE SLED DOG ADVENTURES, INC.
                        --------------------------------
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

Common Stock: 5,020,658 shares issued as of June 30, 2003, $.001 Par Value. Authorized - 25,000,000 common voting shares.




                                      INDEX

                        Cascade Sled Dog Adventures, Inc.
                      For The Quarter Ending June 30, 2003


Part I.  Financial Information

     Item 1    Financial Statements                                           3

               Condensed Balance Sheets (Unaudited) - June 30, 2003
               and December 31, 2002                                          3

               Condensed Statements of Operations (Unaudited)
               For the Three and Six Months Ended June 30, 2003
               and 2002, and for the Cumulative Period from
               May 1, 1998 (Date of Inception) through June 30,
               2003                                                           4

               Condensed Statements of Cash Flows (Unaudited)
               For the Six Months Ended June 30, 2003 and 2002,
               and for the Cumulative Period from May 1, 1998
               (Date of Inception) through June 30, 2003.                     5

               Notes to Condensed Financial Statements (Unaudited).           6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition or Plan of Operation.                                8

     Item 3.   Controls and Procedures                                        10


Part II.  Other Information

     Item 5.   Other Matters                                                  10

     Item 6.   Exhibits and Reports on Form 8-K                               11


Signatures                                                                    12

Certifications                                                                13

                         Part I - Financial Information


Item 1.  Financial Statements

CASCADE SLED DOG ADVENTURES, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Unaudited)



<CONTENTS>
                                                        June 30,              December 31,
                                                           2003                      2002
-----------------------------------------------------------------------------------------
ASSETS

Total Assets                                        $         -              $          -
-----------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Total Current Liabilities                           $         -              $          -
-----------------------------------------------------------------------------------------
Stockholders' Equity
Class A non-voting preferred stock - $0.001
  par value; 5,000,000 Shares authorized; no
  shares issued or outanding                                  -                         -
Common stock - $0.001 par value; 25,000,000 shares
  authorized; 5,020,658 shares issued and                  5,021                    5,021
  outstanding
Additional paid-in capital                               163,702                  151,504
Deficit accumulated during the development stage        (168,723)                (156,525)
-----------------------------------------------------------------------------------------
Total Stockholders' Equity                                    -                         -
-----------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity          $         -              $          -
=========================================================================================


See accompanying notes to unaudited condensed financial statements.


CASCADE SLED DOG ADVENTURES, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)


                                                                                                                     For the
                                                                                                                  Cumulative
                                                                                                             Period From May
                                             For the Three Months         For the Six Months                   1, 1998 (Date
                                                 Ended June 30,             Ended June 30,                     of Inception)
                                          --------------------------   ----------------------               through June 30,
                                                 2003           2002        2003         2002                           2003
----------------------------------------------------------------------------------------------------------------------------
General and Administrative Expenses       $    4,198     $    4,871    $ 12,198     $  9,634             $           57,492
Interest Expense                                   -              -            -           -                          1,777
---------------------------------------------------------------------------------------------------------------------------
Loss From Continuing Operations               (4,198)        (4,871)     (12,198)     (9,634)                       (59,269)
---------------------------------------------------------------------------------------------------------------------------
Discontinued Operations (Note 2)
Loss from discontinued Sled Dog Operation          -              -            -           -                        (98,967)
Loss on disposal of discontinued Sled Dog
operations                                         -         (3,279)          -       (3,279)                       (10,487)
---------------------------------------------------------------------------------------------------------------------------
Net Loss                                  $   (4,198)    $   (8,150)    $(12,198)   $(12,913)            $         (168,723)
===========================================================================================================================
Basic and Diluted Loss Per Common Share
Loss from continuing operations           $      -       $      -       $    -      $    -
Loss from discontinued operations                -              -            -           -
------------------------------------------------------------------------------------------
Net Loss                                  $      -       $      -       $    -      $    -
------------------------------------------------------------------------------------------
Basic and Diluted Weighted-Average
Number of Common Shares Used
In Per Share Calculations                5,020,658      1,500,658   5,020,658    1,500,658
==========================================================================================


See accompanying notes to unaudited condensed financial statements.


                                        4
CASCADE SLED DOG ADVENTURES, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                                     For the
                                                                                  Cumulative
                                                                                 Period from
                                               For the Six Months          May 1, 1998 (Date
                                                  Ended June 30,               of Inception)
                                           -------------------------        through June 30,
                                                  2003          2002                    2003
--------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net loss                                   $  (12,198)    $ (12,913)            $   (168,723)
--------------------------------------------------------------------------------------------
Adjustments to reconcile net loss to net
  cash used in operating activities:
Depreciation expense                                -             -                   19,397
--------------------------------------------------------------------------------------------
Expenses paid by shareholder                   12,198                                 20,528
--------------------------------------------------------------------------------------------
Change in assets and liabilities:
  Accounts payable                                  -         9,634                   40,622
  Payable to shareholde                             -             -                    4,671
  Accrued interest payable                          -             -                    1,777
  Liabilities of discontinued Sled Dog
  operations                                        -         3,279                   14,035
--------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities               -             -                  (67,693)
--------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
Purchase of property and equipment                  -             -                  (25,898)
--------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities               -             -                  (25,898)
--------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Proceeds from notes payable to related par          -             -                    22,100
Proceeds from notes payable                         -             -                    24,000
Proceeds from issuance of common stock              -             -                    47,491
---------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities           -             -                    93,591
---------------------------------------------------------------------------------------------
Net Increase in Cash                                -             -                         -

Cash at Beginning of Period                         -             -                         -
---------------------------------------------------------------------------------------------
Cash at End of Period                      $        -     $       -             $           -
=============================================================================================


See accompanying notes to unaudited condensed financial statements.


                         CASCADE SLED DOG ADVENTURES. INC.
                          (A Development Stage Company)
                           NOTES TO FINANCIAL STATEMENTS
                                    (Unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements - The accompanying unaudited financial statements have been condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's annual financial statements included in the Company's December 31, 2002 Annual Report on Form 10-KSB. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Business Condition - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has no planned operations and has generated nominal revenue since inception. The Company has suffered losses from operations of $12,198 and $12,913 during the six months ended June 30, 2003 and 2002, respectively. As of June 30, 2003, the Company had an accumulated deficit of $198,723. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to raise additional capital or other financing and to achieve profitable operations. Management has discontinued its sled dog operations and intends to seek alternative business activities. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 2 - DISCONTINUED OPERATIONS

On September 7, 2001, the Company's Board of Directors determined to discontinue its Sled Dog operations and seek alternative business activities in its place. On August 9, 2002, the Company transferred the net assets of the Sled Dog operations to the Company's former president and redeemed the former president's 480,000 common shares.

The loss on disposal of the Sled Dog operations was estimated at September 7, 2001, which was the measurement date for valuing the discontinued operations. In that regard, no gain or loss was recognized at the measurement date on the assets distributed to the Company's former president because the distribution was a nonmonetary, nonreciprocal transfer to a shareholder. On August 9, 2002, the common shares were redeemed at a value of $35,060, the carrying value of the equipment, net of the balance payable to the shareholder. The Company recognized a loss on the disposal, which consisted of operating losses of $10,487 from the Sled Dog operations from September 7, 2001 through August 9, 2002, the date of disposal. The Company accounted for the disposal under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived


Assets to Be Disposed Of, because the transaction was completed before the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets on January 1, 2002.

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
                                                            ===========

NOTE 3 - RELATED PARTY TRANSACTIONS

On November 17, 2002, the Company's president agreed to personally assume all liabilities of the Company in the amount of $45,293 as of December 31, 2002. In exchange, the Company agreed to issue 4,000,000 shares of common stock to the president as consideration. As part of the agreement, the Company's president agreed to pay for all future services provided on behalf of the Company through December 31, 2003. During the six months ended June 30, 2003, expenses of
$12,198 were assumed and paid by the Company's president. Payment for these services was accounted for as additional paid-in capital in consideration for the shares issued on November 17, 2002 and as charge to operations in the period incurred.

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


Plan of Operation

Cascade Sled Dog Adventures, Inc. ("Cascade") was incorporated in Nevada on May 1, 1998 as Novanet International, Inc. Its name was changed to Cascade Sled Dog Adventures, Inc. as of August 1, 2001. Cascade was historically involved in start-up operations, including incorporation, an initial public offering ("IPO") of its existing shares (without any new capital being raised), as well as initial limited dog sled touring operations and the intended development of
canine products.   Cascade terminated all active business activities in the
first quarter of 2001.   It formerly abandoned its sled dog touring and other
canine products and services in September, 2002 by returning all such assets or concepts from its prior president, Mr. Steven Madsen, in exchange for his 480,000 common shares. Currently, Cascade has no assets or business purpose.
The initial IPO offering on form SB-2 was closed August 13, 2001.   In its  IPO,
Cascade did not raise any new capital, but registered its then issued and outstanding 1,500,658 shares which had previously been issued in the private placement described below.

In February, 2001 Cascade completed a private placement offering in which it raised $100,000 of gross offering proceeds. The Company received approximately $55,000 in cash with the balance being received as the conversion of prior operating loans to the Company for stock. In general terms, approximately $25,000 of the offering proceeds was used to pay direct offering related costs, including legal accounting and printing. The remaining balance of approximately $75,000 has been expended in operational costs of the Company's initial business purpose of conducting limited sled dog tours in the Mt. St. Helens area of Washington State. The winter of 2000 through 2001 was the only operational year for sled dog tours by the Company. Cascade was not successful in these business activities and did not generate any measurable revenues. After Mr. Steven Madsen returned all his issued shares in September, 2002, he resigned as an officer and director of the Company.

In November, 2002 Dr. Donald Baird resigned as an outside director of the Company. Mr. Dennis Madsen, as the sole remaining director, then appointed Mr. Damon Madsen, his son, to serve on the Board. Mr. Dennis Madsen then agreed to assume and discharge all executive functions in the Company as its president, CEO, CFO, Treasurer and Secretary.


Products and Markets

Cascade currently has no product, services or business activities of any type. Historically, it maintained certain sled dog equipment to conduct tours, as well
as other canine related products and service concepts.   However, Cascade
entered into the arrangement, discussed above, whereby Cascade reconveyed all sled dog tour equipment and other related dog product assets, concepts or interest to the prior owner, Mr. Steve Madsen, in exchange for the return of all
his shares in the Company and resignation as an officer and director.    As a
result, Cascade has no material assets of any kind. It also has no physical facilities and its minimal filing operations are conducted by its president, Mr. Dennis Madsen, from his place of residence in Salt Lake City, Utah.

Cascade has no way to project or anticipate what, if any, products and services it might obtain if it is successful in searching out various new business opportunities or a merger or other acquisition. These subsequent matters, if realized, will be reported to shareholders most likely in a proxy solicitation, if required, to approve such type of reorganization; and will otherwise be reported in an 8-K filing of material subsequent events by the Company. Recent activities related to potential acquisitions and related changes are discussed, below under Item 5 - Other Matters.

Unless Cascade is successful in seeking out any new business opportunity it is not anticipated that it will have any future material assets, properties, business activities, or stock value.

The accumulated deficit for Cascade from its development stage through June 30, 2003 is $168,723.

Liquidity and Sources of Capital

As noted above, Cascade has not engaged in business operations to date except the limited sled dog tours in 2000-2001, which did not generate any significant revenues and were terminated.

Cascade is presently determining how to modify its original business plan. The Company does not have any capital to continue its present operations. Most likely it will not continue as a going concern unless it can obtain an alternative business activity or alternative financing.

It is possible that Cascade could seek subsequent private placement financing funds or other means to continue business pursuits and/or to develop or market new products, though no assurance or warranty that funds will be available can be made, or that the Company would deem it as feasible or appropriate to seek such alternative financing.

In November, 2002 Mr. Dennis Madsen, the president, agreed to assume the Company's current liabilities in the amount of approximately $45,293 as of December 31, 2002 and to provide minimal operating funding for the Company through December 31, 2003 in consideration for the issuance to Mr. Dennis Madsen of 4,000,000 shares of its restricted common stock. During the six months ended June 30, 2003, the president assumed approximately, an additional $12,198 in
obligations.   Since Mr. Dennis Madsen and Mr. Damon Madsen currently control the Board, these arrangements cannot be considered arms length, but were believed essential for the Company to continue.


Mr. Dennis Madsen has funded the costs of preparing this filing and believes he can sustain the Company on an inactive basis by filing necessary SEC reports, annual corporate and tax filings and other incidental services for a continuing period through December 31, 2003 or upon any earlier acquisition of the Company. During the period he remains an officer and director, he will actively search for a merger or acquisition candidate or company willing to transfer an active business enterprise. Mr. Madsen cannot warrant success in the endeavors described by this paragraph. If he is not successful, the Company may have to be liquidated as it does not have any alternative business plan. See description below of Material Events.


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

(b) Changes in internal controls. The Company made no significant changes in its internal controls. However, there has been a significant change of control in the Company which may significantly effect such controls, as well as general operations, as described in the following section on Material Events.


                           Part II - Other Information


Item 5.  Other Matters

      (1) Material Events. As of April 29, 2003, Mr. Dennis Madsen, the majority shareholder of Cascade, sold 3,800,000 shares of his restricted common stock and eleven other non-controlling shareholders sold an aggregate of 700,000 shares of their free trading common stock to a number of investors for cash, thereby collectively conveying approximately 90% of the issued and outstanding shares of the Company. Mr. Dennis Madsen and Mr. Damon Madsen will continue to serve as officers and directors of Cascade while Cascade searches out a new business opportunity or other acquisition. It shall be noted that in the event of any successful merger or acquisition the Company will most likely acquire new management. Further, Mr. Dennis Madsen and Mr. Damon Madsen could be replaced at any time by the new majority shareholders. Mr. Madsen continues to discharge his undertaking to file all required public reports and tax filings, at his own cost, through December 31, 2003. The costs advanced by Mr. Madsen are considered additional consideration for the 4,000,000 shares issued to him on November 17, 2002.

      Cascade has had preliminary discussions with several operating companies regarding a possible acquisition transaction. As of the date of this report, however, Cascade has not completed an acquisition or entered into any agreement or signed any letter of intent with any company regarding an acquisition
transaction.   Any such reorganization will be subsequently reported.

      (2) Trading. Cascade continues to have very limited trading on the OTC Bulletin Board ("OTCBB") for its shares since listing on August 5, 2002 under the trading symbol "CSLA". The "bid"-"ask" price for Cascade shares during this quarter ranged from $0.70 bid and $3.25 asked. Trading during the reporting quarter did not exceed 14,500 shares as reported by the OTCBB. Cascade should be considered as an extremely high risk investment due to the absence of any present business purpose or assets.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

          99.1 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. SECTION 1350)

(b)  Reports on Form 8-K

      A current report on Form 8-K dated April 25, 2003 was filed on August 4, 2003 describing a change in control of the registrant effected by the sale of restricted common stock.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:   August 14, 2003     By: /s/  Dennis Madsen
                            ----------------------
                            Mr. Dennis Madsen
                            President, Chief Financial Officer, Director


Date:  August 14, 2003      By: /s/  Damon Madsen
                            ---------------------
                            Mr. Damon Madsen
                            Director


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Cascade Sled Dog Adventures, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Mr. Dennis Madsen, President and Chief Financial Officer and and Mr. Damon Madsen, Director of the Company, certify to the best of our knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




Date:    August 14, 2003                /s/ Dennis Madsen
                                        -----------------
                                        Dennis Madsen
                                        President/Chief Financial
                                          Officer, Director



Date:    August 14, 2003                /s/  Damon Madsen
                                        -----------------
                                        Damon Madsen
                                        Director


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


DATE:       August 14, 2003



                              /s/  Dennis Madsen
                              ------------------
                              Dennis Madsen
                              President


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

                      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

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


DATE:       August 14, 2003


                              /s/  Damon Madsen
                              -----------------
                              Damon Madsen
                              Director