Form 10QSB
period 2003-09-30
CASCADE SLED DOG ADVENTURES INC
filed 2003-11-14
CIK 1137149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED   September 30, 2003

OR

[

 ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD From ____________ to ______________

Commission File Number 333-57576

CASCADE SLED DOG ADVENTURES, INC.

(Exact name of registrant as specified in its charter)

Nevada

            91-2007330

(State or other jurisdiction of

         (I.R.S. Employer

incorporation or organization)

        Identification No.)

7829 South 3500 East

Salt Lake City, Utah   84121

(Address of principal executive officer)

(801) 557-7540

(Registrant's telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:   5,020,658 shares of common stock as of October 31, 2003

Transitional Small Business Disclosure Format (check one):

Yes [ ]  No [X]

INDEX

Cascade Sled Dog Adventures, Inc.

For The Quarter Ending September 30, 2003

Part I.  Financial Information

Page

Item 1

Financial Statements

Condensed Balance Sheets (Unaudited) - September 30, 2003

and December 31, 2002

3

Condensed Statements of Operations (Unaudited)

For the Three and Nine Months Ended September 30, 2003

and 2002, and for the Cumulative Period from

May 1, 1998 (Date of Inception) through September 30, 2003

4

Condensed Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2003 and 2002,

and for the Cumulative Period from May 1, 1998 (Date

of Inception) through September 30, 2003.

5

Notes to Condensed Financial Statements (Unaudited).

6

Item 2.

Management's Discussion and Analysis of Financial

Condition or Plan of Operation.

8

Item 3.

Controls and Procedures

9

Part II.  Other Information

Item 6.

Exhibits and Reports on Form 8-K

9

Signatures

10

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CASCADE SLED DOG ADVENTURES, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2003	2002

ASSETS

Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued liabilities	3,885	-
Total Current Liabilities	$ 3,885	$ -

Stockholders' Equity
Class A non-voting preferred stock - $0.001 par value; 5,000,000
shares authorized; no shares issued or outstanding	-	-
Common stock - $0.001 par value; 25,000,000 shares
authorized; 5,020,658 shares issued and outstanding	5,021	5,021
Additional paid-in capital	163,702	151,504
Deficit accumulated during the development stage	(172,608)	(156,525)

Total Stockholders' Equity	(3,885)	-

Total Liabilities and Stockholders' Equity	$ -	$ -

See accompanying notes to unaudited condensed financial statements.

#

CASCADE SLED DOG ADVENTURES, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

					For the
					Cumulative
					Period From
					May 1, 1998
					(Date of Inception)
	For the Three Months		For the Nine Months		through
	Ended September 30,		Ended September 30,		September 30,
	2003	2002	2003	2002	2003

General and Administrative Expenses	$ 3,885	$ 7,711	$ 16,083	$ 17,345	$ 61,377
Interest Expense	-	-	-	-	1,777

Loss From Continuing Operations	(3,885)	(7,711)	(16,083)	(17,345)	(63,154)

Discontinued Operations (Note 2)
Loss from discontinued Sled Dog Operations	-	-	-	-	(98,967)
Loss on disposal of discontinued Sled Dog
operations	-	-	-	(3,279)	(10,487)

Net Loss	$ (3,885)	$ (7,711)	$ (16,083)	$ (20,624)	$ (172,608)

Basic and Diluted Loss Per Common Share
Loss from continuing operations	$ -	$ (0.01)	$ -	$ (0.02)
Loss from discontinued operations	-	-	-	-
Net Loss	$ -	$ (0.01)	$ -	$ (0.02)

Basic and Diluted Weighted-Average
Number of Common Shares Used
In Per Share Calculations	5,020,658	1,408,893	5,020,658	1,229,354

See accompanying notes to unaudited condensed financial statements.

CASCADE SLED DOG ADVENTURES, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

			For the
			Cumulative
			Period From
			May 1, 1998
			(Date of Inception)
	For the Nine Months		through
	Ended September 30,		September 30,
	2003	2002	2003

Cash Flows from Operating Activities:
Net loss	$ (16,083)	$ (20,624)	$ (172,608)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	-	-	19,397
Expenses paid by shareholder	12,198		20,528
Change in assets and liabilities:
Accrued liabilities	3,885	17,345	44,507
Payable to shareholder	-	-	4,671
Accrued interest payable	-	-	1,777
Liabilities of discontinued Sled Dog
operations	-	3,279	14,035

Net Cash Used in Operating Activities	-	-	(67,693)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	-	(25,898)

Net Cash Used in Investing Activities	-	-	(25,898)

Cash Flows From Financing Activities:
Proceeds from notes payable to related parties	-	-	22,100
Proceeds from notes payable	-	-	24,000
Proceeds from issuance of common stock	-	-	47,491

Net Cash Provided by Financing Activities	-	-	93,591

Net Increase in Cash	-	-	-

Cash at Beginning of Period	-	-	-

Cash at End of Period	$ -	$ -	$ -

See accompanying notes to unaudited condensed financial statements.

CASCADE SLED DOG ADVENTURES, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements - The accompanying unaudited financial statements have been condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's annual financial statements included in the Company's December 31, 2002 Annual Report on Form 10-KSB. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Business Condition—- The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has no planned operations and has generated nominal revenue since inception.  The Company has suffered losses from operations of $16,083 and $20,624 during the Nine months ended September 30, 2003 and 2002, respectively. As of September 30, 2003, the Company had an accumulated deficit of $172,608.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company's continued existence is dependent upon its ability to raise additional capital or other financing and to achieve profitable operations. Management has discontinued its sled dog operations and intends to seek alternative business activities. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

#

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

Equipment, net of accumulated depreciation of $19,397

$

50,195

Payable to shareholder

(15,135)

Net Assets of Discontinued Sled Dog Operations

$

35,060

NOTE 3 - RELATED PARTY TRANSACTIONS

On November 17, 2002, the Company's president agreed to personally assume all liabilities of the Company in the amount of $45,293 as of December 31, 2002.  In exchange, the Company agreed to issue 4,000,000 shares of common stock to the president as consideration.  During the nine months ended September 30, 2003, expenses of $12,198 were assumed and paid by the Company's president.  Payment for these services was accounted for as additional paid-in capital in consideration for the shares issued on November 17, 2002 and as charge to operations in the period incurred. As part of the agreement, the Company’s president agreed to pay for all future services provided on behalf of the Company through December 31, 2003.  On April 25, 2003, 3,800,000 of the outstanding common shares were sold to third parties constituting a change in control of the outstanding common shares of the Company.  As a result of the sale, the Company terminated the agreement with its president with respect to payment of future services effective June 30, 2003. Services provided to the Company after that date have been recorded as accrued liabilities.

#

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

Plan of Operation

Cascade Sled Dog Adventures, Inc. ("Cascade") was incorporated in Nevada on May 1, 1998 as Novanet International, Inc.  Its name was changed to Cascade Sled Dog Adventures, Inc. as of August 1, 2001.  Cascade previously engaged in limited dog sled touring operations and the intended development of canine products.  The winter of 2000 through 2001 was the only operational year for sled dog tours by Cascade.  Cascade was not successful in these business activities and did not generate any measurable revenues.  Cascade ceased active business operations in the first quarter of 2001, and in September, 2002, returned its sled dog touring and other canine products and services to their former owner and Cascade’s prior president, Mr. Steven Madsen, in exchange for his 480,000 common shares, whereupon Mr. Steven Madsen resigned as an officer and director of Cascade.  Currently, Cascade has no assets or business purpose.

Products and Markets

Cascade has no way to project or anticipate what, if any, products and services it might obtain if it is successful in searching out various new business opportunities or a merger or other acquisition.  These subsequent matters, if realized, will be reported to shareholders in a proxy solicitation, if required to approve such type of reorganization, or otherwise in an 8-K filing of material subsequent events by Cascade.

Unless Cascade is successful in seeking out any new business opportunity, it is not anticipated that it will have any future material assets, properties, business activities, or stock value.

Cascade has accumulated deficits from its development stage of $72,608 through September 30, 2003.

Liquidity and Sources of Capital

As noted above, Cascade has not engaged in business operations to date except the limited sled dog tours during 2000-2001, which did not generate any significant revenues and were terminated

Cascade is presently determining how to modify its original business plan.  Cascade does not have any capital to continue its present operations.  Most likely it will not continue as a going concern unless it can obtain an alternative business activity or alternative financing.

It is possible that Cascade could seek subsequent private placement financing funds or other means to continue business pursuits and/or to develop or market new products, although there is no assurance that funds will be available, or that Cascade would deem it feasible or appropriate to seek such alternative financing.

In November, 2002 our current president, Mr. Dennis Madsen, agreed to assume the Company's current liabilities in the amount of approximately $45,293 as of December 31, 2002 and to provide minimal operating funding for Cascade through December 31, 2003 in consideration for the issuance to Mr. Dennis Madsen of 4,000,000 shares of its restricted common stock.  During the nine months ended September 30, 2003, the president assumed additional obligations of approximately $16,083.  Since Mr. Dennis Madsen and his son, Mr. Damon Madsen, currently control the Board, these arrangements cannot be considered arms length, but were believed essential for Cascade to continue.

Mr. Dennis Madsen has funded the costs of preparing this filing and believes he can sustain Cascade on an inactive basis by filing necessary SEC reports, annual corporate and tax filings and other incidental services for a continuing period through December 31, 2003 or upon any earlier acquisition by Cascade.  During the period he remains an officer and director, he will actively search for a merger or acquisition candidate or company willing to transfer an active business enterprise to Cascade.  Mr. Madsen cannot warrant success in the endeavors described by this paragraph.  If he is not successful, Cascade may have to be liquidated as it does not have any alternative business plan.

Item 3.  Controls and Procedures

Cascade maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Cascade files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon his evaluation of those controls and procedures as of the end of the period covered by this report, our chief executive officer and principal financial officer, both being Mr. Dennis Madsen, concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to us to be included in our periodic SEC filings.  We made no significant changes in our internal controls or in other factors that could significantly affect those controls after the date of his evaluation.

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

31.

Certification of the President, Chief Executive Officer and Chief Financial Officer

32.

Certificate of the President, Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.§1350

(b)  Reports on Form 8-K

A current report on Form 8-K dated April 25, 2003 was filed on August 4, 2003 describing a change in control of Cascade effected by the sale of restricted common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   November 13, 2003

Cascade Sled Dog Adventures, Inc.

By:  /s/  Dennis Madsen

________________________________

Mr. Dennis Madsen,

President and Chief Executive Officer

(principal executive officer) and Chief

Financial Officer (principal accounting and

financial officer

10