Form 10KSB
period 2003-12-31
CASCADE SLED DOG ADVENTURES INC
filed 2004-03-30
CIK 1137149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

MARK ONE

 X

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

or

TRANSITION REPORT pursuant to section 13 or 15(d) of the securities exchange act of 1934

FOR THE TRANSITION PERIOD FROM N/A TO N/A

COMMISSION FILE NUMBER: 333-57576

CASCADE SLED DOG ADVENTURES, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

    NEVADA

91-2007330

     (STATE OF INCORPORATION)

          (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

7829 South 3500 East

Salt Lake City, Utah

     84121

ADDRESS OF PRINCIPAL

    ZIP CODE

EXECUTIVE OFFICES

Registrant’s telephone number, including area code: (801) 557-7540

   Name of each exchange on

Title of each class

          which registered

Common - $0.001 Par Value

     None

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES X NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [X]

As of March 1, 2004, the aggregate market value of the common voting stock held by non-affiliates of the Registrant, computed by reference to the net worth of the Registrant would be a negative net worth.  The Registrant has no current trading market.

State issuer’s revenues for its most recent fiscal year.    NONE

As of March 1, 2004, the Registrant had 5,020,658 shares of common stock ($0.001 par value) outstanding.

#

TABLE OF CONTENTS

PART I

Page

ITEM 1

DESCRIPTION OF BUSINESS

3

ITEM 2

DESCRIPTION OF PROPERTY

3

ITEM 3

LEGAL PROCEEDINGS

3

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

3

PART II

ITEM 5

MARKET FOR COMMON EQUITY AND

RELATED STOCKHOLDER MATTERS

4

ITEM 6

PLAN OF OPERATION

4

ITEM 7

FINANCIAL STATEMENTS

6

ITEM 8

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

15

ITEM 8A

CONTROLS AND PROCEDURES

15

PART III

ITEM 9

DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

15

ITEM 10

EXECUTIVE COMPENSATION

16

ITEM 11

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT

16

ITEM 12

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

17

ITEM 13

EXHIBITS AND REPORTS ON FORM 8-K

17

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

17

SIGNATURES

19

PART I

Item 1.  DESCRIPTION OF BUSINESS

Cascade was incorporated in Nevada on May 1, 1998 as Novanet International, Inc.  Its name was changed to Cascade Sled Dog Adventures, Inc. as of August 1, 2001.

Cascade’s initial business consisted of conducting sled dog tours in the Mt. St. Helens area of Washington State.  The winter of 2000 through 2001 was the only operational year for sled dog tours by Cascade. As of September 7, 2001 Cascade discontinued operations.

In August, 2002 Cascade completed the divestment and return to Mr. Steve Madsen, an original founder, of all proprietary assets and rights pertaining to sled dog activities or other dog products and services earlier contributed by Mr. Madsen in exchange for all of his 480,000 issued and outstanding shares.  Mr. Steve Madsen further relinquished all claims to any accrued wages or other compensation.

Since the return of assets to Mr. Steve Madsen, Cascade has been an inactive public company.  Cascade continues to seek out various merger, acquisition or other business opportunities.  This task is complicated because Cascade does not have any significant remaining tangible assets, nor is there any present known source of additional capital or funding for Cascade to continue its operations.  Unless Cascade is successful in seeking out some new business opportunity, it is not anticipated that it will have any material assets or properties.

Cascade has no current employees.  Cascade’s President, Mr. Dennis Madsen, is working on a part time, as needed, basis to devote so much of his time as possible to search out business, merger or acquisition candidates.

Cascade is using the offices of its President, Dennis Madsen, 7829 South 3500 East, Salt Lake City, Utah, as its office.  Pursuant to an oral agreement, Cascade will use these offices at no cost only until the completion of a business combination or the commencement of operations.

Item 2.  DESCRIPTION OF PROPERTY

Cascade has no properties, tangible or intangible.

Item 3.  LEGAL PROCEEDINGS

There is no litigation or proceeding pending or threatened against Cascade.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Cascade did not hold a shareholders meeting in 2003.

Part II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED

STOCKHOLDER MATTERS

Cascade’s common stock is approved for trading in the over-the-counter market on the OTC Bulletin Board under the symbol CSLA.OB.  There is currently no active trading market for the stock.

Item 6.  PLAN OF OPERATION

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology including “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or “opportunity,” the negative of these terms or other comparable terminology.  These statements are only predictions.  Actual events or results may differ materially.  In evaluating these statements, you should specifically consider various factors, including the risks described below and in other parts of this report.  These factors may cause our actual results to differ materially from any forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.  We are under no duty to update any of the forward-looking statements after the date of this report to conform them to actual results or to changes in our expectations.

Plan of Operation

Cascade was incorporated in Nevada on May 1, 1998 as Novanet International, Inc.  Its name was changed to Cascade Sled Dog Adventures, Inc. as of August 1, 2001.  Cascade previously engaged in limited dog sled touring operations and the intended development of canine products.  The winter of 2000 through 2001 was the only operational year for sled dog tours by Cascade.  Cascade was not successful in these business activities and did not generate any measurable revenues.  Cascade ceased active business operations in the first quarter of 2001, and in August, 2002, returned its sled dog touring and other canine products and services to their former owner and Cascade’s prior president, Mr. Steven Madsen, in exchange for his 480,000 common shares, whereupon Mr. Steven Madsen resigned as an officer and director of Cascade.  Cascade has no assets and had an accumulated deficit of $174,754 as of December 31, 2003.

Cascade is seeking to acquire a target business which it believes has significant growth potential.  Cascade has not selected any particular industry or target business on which to concentrate its efforts.  Most likely, the target business will be located in the United States, but Cascade reserves the right to select a target business located in a foreign jurisdiction.

Cascade may select a target business which has recently commenced operations, is a developing company in need of additional funds for expansion, or is an established business which may be experiencing financial or operating difficulties and needs additional capital.  Accordingly, any target business that is selected may be financially unstable or in its early stage of development or growth without any history of sales or earnings.  In such event, Cascade will be subject to significant risks inherent in the business and operations of financially unstable or development stage companies.  In addition, if Cascade completes a business combination with an entity in an industry characterized by a high level of risk, Cascade will be subject to the currently unascertainable risks of that industry.

Cascade’s management anticipates that Cascade will be able to complete only one business combination, due to Cascade’s limited resources and the likelihood that the owners of the target business will obtain a controlling interest in Cascade.  Cascade’s inability to diversify its operations may subject it to economic fluctuations within a particular industry or business and increase the risks associated with the target business.

Cascade anticipates that any business combination will present significant risks.  This is because most, if not all, of the potential target businesses available to us will be financially unstable, or in their early stage of development or growth without any established history of sales or earnings.  There can be no assurance that Cascade will be able to identify a suitable target business and complete a business combination or that any target business with which we combine will be successful.

Liquidity and Sources of Capital

As noted above, Cascade has not engaged in business operations except the limited sled dog tours during 2000-2001, which did not generate any significant revenues and were terminated.

Cascade does not have any capital to continue its present operations and is searching for a suitable target business with which to combine.  It is possible that Cascade could seek subsequent private placement financing funds or other means to continue business pursuits and/or to develop or market new products, although there is no assurance that funds will be available, or that Cascade would deem it feasible or appropriate to seek such alternative financing.  Unless Cascade is successful in locating a target business or obtains financing to commence a new business activity, it will be unable to continue as a going concern.

In November, 2002 our current president, Mr. Dennis Madsen, agreed to assume the Company's current liabilities in the amount of approximately $45,293 as of December 31, 2002 and to provide minimal operating funding for Cascade through December 31, 2003 in consideration for the issuance to Mr. Dennis Madsen of 4,000,000 shares of its restricted common stock.  During the fiscal year ended December 31, 2003, the president assumed additional obligations of approximately $12,198.  Since Mr. Dennis Madsen and his son, Mr. Damon Madsen, currently control the Board, these arrangements cannot be considered arms length, but were believed essential for Cascade to continue.

Item 7. FINANCIAL STATEMENTS

CASCADE SLED DOG ADVENTURES, INC.

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Certified Public Accountants

7

Balance Sheets - December 31, 2003 and 2002

8

Statements of Operations for the Years Ended December 31, 2003 and 2002

  and for the Cumulative Period From May 1, 1998 (Date of Inception) through

  December 31, 2003

9

Statements of Stockholders’ Deficiency for the Cumulative Period from

  May 1, 1998 (Date of Inception) through December 31, 2000 and for the years ended December 31, 2002 and 2003

10

Statements of Cash Flows for the Years Ended December 31, 2003 and 2002

  and for the Cumulative Period from May 1, 1998 (Date of Inception) through

  December 31, 2003

     11

Notes to Financial Statements

12

HANSEN, BARNETT & MAXWELL

A Professional Corporation

CERTIFIED PUBLIC ACCOUNTANTS

5 Triad Center, Suite 750

Salt Lake City, UT 84180-1128

Phone: (801) 532-2200

Fax: (801) 532-7944

www.hbmcpas.com

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and the Stockholders

Cascade Sled Dog Adventures, Inc.

We have audited the accompanying balance sheets of Cascade Sled Dog Adventures, Inc. (a development stage company) as of December 31, 2003 and 2002, and the related statements of operations, stockholders’ deficiency and cash flows for the years then ended and for the cumulative period from May 1, 1998 (date of inception) through December 31, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cascade Sled Dog Adventures, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended and for the cumulative period from May 1, 1998 (date of inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company is a development stage company that has no planned operations and has incurred losses from continuing and discontinued operations since inception.  As of December 31, 2003, the Company had an accumulated deficit.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to those matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah

March 24, 2003

CASCADE SLED DOG ADVENTURES, INC.

(A Development Stage Company)

BALANCE SHEETS

December 31,	2003	2002
ASSETS

Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Total Current Liabilities	$ 6,031	$ -

Stockholders' Deficiency
Class A non-voting preferred stock - $0.001 par value; 5,000,000
shares authorized; no shares issued or outstanding	-	-
Common stock - $0.001 par value; 25,000,000 shares
authorized; 5,020,658 shares issued and outstanding	5,021	5,021
Additional paid-in capital	163,702	151,504
Deficit accumulated during the development stage	(174,754)	(156,525)

Total Stockholders' Deficiency	(6,031)	-

Total Liabilities and Stockholders' Deficiency	$ -	$ -

The accompanying notes are an integral part of these financial statements

CASCADE SLED DOG ADVENTURES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

			For the
			Cumulative
			Period From
			May 1, 1998
			(Date of Inception)
			through
			December 31,
For the Years Ended December 31,	2003	2002	2003

General and Administrative Expenses	$ 18,229	$ 37,266	$ 63,523
Interest Expense	-	-	1,777

Total Expenses	(18,229)	(37,266)	(65,300)

Discontinued Operations (Note 2)
Loss from discontinued Sled Dog Operations	-	-	(98,967)
Loss on disposal of discontinued Sled Dog operations
	-	(3,279)	(10,487)

Net Loss	$ (18,229)	$ (40,545)	$ (174,754)

Basic and Diluted Loss Per Common Share
Loss from continuing operations	$ -	$ (0.02)
Loss from discontinued operations	-	-
Net Loss	$ -	$ (0.02)

Basic and Diluted Weighted-Average
Number of Common Shares Used
In Per Share Calculations	5,020,658	1,794,284

The accompanying notes are an integral part of these financial statements

CASCADE SLED DOG ADVENTURES, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

					Deficit
					Accumulated
			Additional	Receivable	During the	Total
	Common Shares		Paid-in	from	Development	Shareholders'
	Shares	Amount	Capital	Shareholder	Stage	Deficiency
Balance - May 1, 1998 (Date of Inception)	-	$ -	$ -	$ -	$ -	$ -
Stock issued for a receivable from
shareholder, May 30, 1998 $0.10 per
Share	10,000	10	990	(1,000)	-	-
Stock issued for services, May 30, 1998,
$0.10 per share	10,000	10	990	-	-	1,000
Stock issued for cash, December 31,
1998, $0.15 per share	26,574	26	3,984	-	-	4,010
Stock issued for purchases of assets paid
for by shareholer, September 1, 1999
and December 31, 1999, $0.15 per share	289,484	290	43,404	-	-	43,694
Stock issued for cash, December 31,
1999, $0.15 per share	109,317	109	16,391	-	-	16,500
Cash received in satisfaction of receivable
from shareholer, March 20, 2000	-	-	-	1,000	-	1,000
Stock issued for cash, June 30, 2000,
$0.15 per share	11,461	12	1,718	-	-	1,730
Stock issued for payment by shareholder
of operating expenses, June 30, 2000
$0.15 per share	43,164	43	6,472	-	-	6,515
Stock issued for conversion of notes
payable, Feburary 5, 2001, $0.10 per
Share	240,000	240	24,160	-	-	24,400
Stock issued for conversion of related
party notes payable, Feburary 5, 2001,
$0.10 per share	210,000	210	22,167	-	-	22,377
Stock issued for payment by shareholder
of operating expenses, February 5, 2001
$0.15 per share	8,158	8	807	-	-	815
Stock issued for cash, February 5, 2001,
$0.10 per share, less offering costs of
$30,000	542,500	543	23,708	-	-	24,251
Net Loss					(115,980)	(115,980)
Balance - December 31, 2001	1,500,658	1,501	144,791	-	(115,980)	30,312
Redemption of stock for net sled dog
Assets, August 9, 2002, $0.07 per share	(480,000)	(480)	(34,580)	-	-	(35,060)
Stock issued for services and settlement
of debt November 17, 2002, $0.01
per share	4,000,000	4,000	41,293	-	-	45,293
Net Loss					(40,545)	(40,545)
Balance - December 31, 2002	5,020,658	5,021	151,504	-	(156,525)	-

Expenses paid by an officer with no
additional shares issued	-	-	12,198			-
Net Loss				-	(18,229)	(18,229)
Balance - December 31, 2003	5,020,658	5,021	163,702	-	(174,754)	(18,229)

The accompanying notes are an integral part of these financial statements

CASCADE SLED DOG ADVENTURES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			For the
			Cumulative
			Period From
			May 1, 1998
			(Date of Inception)
			through
			December 31,
For the Years Ended December 31,	2003	2002	2003

Cash Flows from Operating Activities:
Net loss	$ (18,229)	$ (40,545)	$ (174,754)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	-	-	19,397
Expenses paid by shareholder	12,198		20,528
Change in assets and liabilities:
Accounts payable	6,031	37,266	46,653
Payable to shareholder	-	-	4,671
Accrued interest payable	-	-	1,777
Liabilities of discontinued Sled Dog
Operations	-	3,279	14,035

Net Cash Used in Operating Activities	-	-	(67,693)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	-	(25,898)

Net Cash Used in Investing Activities	-	-	(25,898)

Cash Flows From Financing Activities:
Proceeds from notes payable to related parties	-	-	22,100
Proceeds from notes payable	-	-	24,000
Proceeds from issuance of common stock	-	-	47,491

Net Cash Provided by Financing Activities	-	-	93,591

Net Change in Cash	-	-	-

Cash at Beginning of Period	-	-	-

Cash at End of Period	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

CASCADE SLED DOG ADVENTURES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations - Cascade Sled Dog Adventures, Inc. (“Cascade”) was incorporated in Nevada on May 1, 1998 as Novanet International, Inc., dba Dogsport Enterprises (the Company).  Its name was changed to Cascade Sled Dog Adventures, Inc. as of August 1, 2001.  Upon incorporation, the business concept and assets of Dogsport Enterprises, a sole proprietorship, were transferred to the Company with an historical cost of zero. No shares were issued to the former proprietor at that time.  There were no material operations of the proprietorship prior to May 1, 1998. Thereafter, the Company’s operations were limited to making the necessary preparations to provide sled dog expedition tours.  Those operations were discontinued on September 7, 2001.  The Company is currently a development stage company investigating business opportunities, which appear to have profitable potential for the Company. The accompanying financial statements include the operations of Dogsport Enterprises from its inception on May 1, 1998 through September 7, 2001, which operations have been presented as discontinued operations.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Business Condition - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has no planned operations and has generated nominal revenue since inception.  The Company has suffered losses from operations of $18,229 and $40,545 during the years ended December 31, 2003 and 2002, respectively. As of December 31, 2003 and 2002, the Company had accumulated deficits of $174,754 and $156,525, respectively.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s continued existence is dependent upon its ability to raise additional capital or other financing and to achieve profitable operations. Management has discontinued its sled dog operations and intends to seek alternative business activities. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Basic and Diluted Loss Per Common Share - For the years ended December 31, 2003 and 2002 the Company computed basic loss per common share by dividing net loss by the weighted-average number of common shares outstanding during the year in accordance with SFAS No. 128, Earnings Per Share.

NOTE 2 – DISCONTINUED OPERATIONS

On September 7, 2001, the Company’s Board of Directors determined to discontinue its Sled Dog operations and seek alternative business activities in its place. On August 9, 2002, the Company transferred the net assets of the Sled Dog operations to the Company’s former president and redeemed the president’s 480,000 common shares.

The loss on disposal of the Sled Dog operations was estimated at September 7, 2001, which was the measurement date for valuing the discontinued operations. In that regard, no gain or loss was recognized at the measurement date on the assets distributed to the Company’s former president because the distribution was a nonmonetary, nonreciprocal transfer to a shareholder. On August 9, 2002, the common shares were redeemed at a value of $35,060, the carrying value of the equipment, net of the balance payable to the shareholder.  The Company recognized a loss on the disposal, which consisted of operating losses of $10,487 from the Sled Dog operations from September 7, 2001 through August 9, 2002, the date of disposal.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2003 and 2002, an officer paid expenses totaling $12,198 and $3,279, respectively, on behalf of the Company to meet operating expenses.

On November 17, 2002, the Company’s president agreed to personally assume all liabilities of the Company in the amount of $45,293 as of December 31, 2002.  In exchange, the Company agreed to issue 4,000,000 shares of common stock to the president as consideration.  As part of the agreement, the Company’s president agreed to pay for all future services provided on behalf of the Company through December 31, 2003.  These payments of services were accounted for as an increase to contributed capital with no additional shares issued during 2003.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 5,000,000 shares of Class A preferred stock. These shares are non-voting and have priority over common shares in the payment of any dividends or in the event of dissolution. The board of directors is authorized to designate the rights and preferences of the preferred stock. There have been no preferred shares issued or designated to date.

During August 2002, the Company transferred the net assets of the Sled Dog operations to the Company’s former president in exchange for his 480,000 common shares, which were redeemed at a value of $35,060.

NOTE 5 – INCOME TAXES

The components of the net deferred tax assets were as follows:

December 31,	2003	2002
Deferred tax asset - operating loss carry forward	$ 66,286	$ 59,487
Valuation allowance	(66,286)	(59,487)

Net Deferred Tax Asset	$ -	$ -

There was no provision for or benefit from income taxes during the years ended December 31, 2003 and 2002.  The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to pretax loss from continuing operations with the provision for income tax:

For the Years Ended December 31,	2003	2002
Tax benefit at statutory rate (34%)	$(6,198)	$(13,785)
State taxes, net of federal benefit	(601)	(1,338)
Change in valuation allowance	6,799	15,123

Provision for Income Taxes	$ -	$ -

The Company has net operating loss carry forwards of $177,711 that expire from 2019 through 2024.

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A.  CONTROLS AND PROCEDURES

Cascade maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Cascade files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon his evaluation of those controls and procedures as of the end of the period covered by this report, Cascade’s chief executive officer and principal financial officer, both being Mr. Dennis Madsen, concluded that Cascade’s disclosure controls and procedures are effective in timely alerting him to material information relating to Cascade to be included in Cascade’s periodic SEC filings.  Cascade made no significant changes in Cascade’s internal controls or in other factors that could significantly affect those controls after the date of his evaluation.

PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The following table sets forth information regarding our executive officers and directors:

Name

Age

Office

Dennis G. Madsen

60

President, Secretary,

Treasurer and Director

Damon Madsen

30

Director

Directors hold office for a period of one year from their election at the annual meeting of shareholders and until their successors are duly elected and qualified.  Officers are elected by, and serve at the discretion of, the Board of Directors.  Damon Madsen is the son of Dennis G. Madsen.

Mr. Dennis Madsen serves, on a part-time, as needed, basis, as Cascade’s President, Secretary and Treasurer and as a Director.  Mr. Madsen has been engaged over the past five years independently as an initial organizer of various ventures and finder of suitable financing candidates for merger, acquisition or public or private financing for various concepts or start-up business entities.  Mr. Madsen will continue with such individual business consulting work, but believes that he can devote substantial time to the start-up of this enterprise, though it is anticipated he will work only on a part-time basis.  Mr. Madsen resides in Salt Lake City, Utah.  Mr. Madsen obtained a B.S. degree from the University of Utah in Biology in 1967.  Mr. Madsen has fairly extensive experience as a consultant working with small public companies, though  he does not have any actual prior experience as a manager or officer in a public company.

Mr. Damon Madsen serves Cascade as an outside Director, a position he has held since August, 2002.  Damon Madsen is the son of Mr. Dennis Madsen.  Damon Madsen is currently between full-time employment opportunities.  He is currently working part-time for Software, Etc. as described below.  From June, 2000 to February, 2002 Mr. Madsen was employed full time by Bold Technologies of West Jordan, Utah in the design, start-up and testing of semi-conductor equipment.  From October, 1999 to the current period he also worked part-time for Software, Etc. in Murray, Utah selling software, games, accessories and also acting in inventory management and other general retail duties.  From June, 1998 through January, 2000 Mr. Madsen worked at the Le Parisien in Salt Lake City, Utah as a host and bartender.

Cascade has not adopted a code of ethics that applies to its principal executive officer and principal financial officer because it is not currently conducting any business operations and has only one officer who serves only on a part-time, as needed, basis.

Item 10.  EXECUTIVE COMPENSATION

Cascade’s officers and directors did not receive any cash compensation or any other form of remuneration for their services during the fiscal year ended December 31, 2003.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND MANAGEMENT

The following table sets froth certain information regarding the beneficial ownership of Cascade’s common stock as of March 1, 2004 by (i) each person who is known by Cascade to own beneficially more than 5% of Cascade’s outstanding common stock, (ii) each of our executive officers and directors, and (iii) all of our executive officers and directors as a group.  Except as otherwise indicated, Cascade believes that the beneficial owners of the common stock listed below have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Name of Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Shares Outstanding
Dennis G. Madsen 7828 S. 2500 East Salt Lake City, UT 84121	200,000	3.9%
Damon Madsen 988 East Peregrine Lane Sandy, UT 84094	0	0%
Carlton Equities SA (2)	650,000	12.9%
Valentia Properties, Inc.(2)	575,000	11.45%
Acuarius Associates Corp.(2)	575,000	11.45%
Miraflores Corp.(2)	300,000	5.97%
Red Springs Trading Corp.(2)	300,000	5.97%
Ardee Trading Corp.(2)	700,000	13.94%
Granada Enterprises(2)	700,000	13.94%
All executive officers and directors as a group (2 persons)	200,000	3.9%

(1)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options or warrants currently exercisable or exercisable within sixty days after March 1, 2004, are deemed beneficially owned and outstanding for computing the percentage of the person holding such securities, but are not considered outstanding for computing the percentage of any other person.

(1)

The address for the referenced stockholders is c/o International Management Corp., 10 Elvira Mendez, 8th Floor, Panama 5, Republic of Panama.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In November 2002, Cascade agreed to issue four million shares of common stock to Dennis Madsen in consideration for his agreement to assume all current debts and liabilities of Cascade and all Cascade expenses during the year ending December 31, 2003.

In 2002, Mr. Steven B. Madsen, who is the son of Dennis Madsen, transferred all of his right, title and interest in start-up business products, services, concepts, assets and cash to Cascade in exchange for 480,000 shares of common stock.  In August 2002, Mr. Steve Madsen returned all 480,000 of his issued and outstanding shares to Cascade and released all wage or compensation claims in exchange for the return to Mr. Steven Madsen of all dog equipment, proprietary concepts or materials.

Item 13.  EXHIBITS AND REPORTS ON FORM  8-K

(a)

Exhibit Index:

3.1

Articles of Incorporation of Registrant.  *

3.2

By-Laws of Registrant.  *

31.

Certification of the President and Chief Financial Officer

32.

Certificate of the President and Chief Financial Officer pursuant to 18 U.S.C §1350

* Incorporated by reference to Cascade’s Registration Statement on Form SB-2 previously filed with the Securities and Exchange Commission.

(b)

Reports on Form 8-K:

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the last two fiscal years, Cascade’s principal accountant, Hansen, Barnett and Maxwell, has provided the services and billed the fees described below.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Cascade’s principal accountant for the audit of Cascade’s annual financial statements and review of financial statements included in Cascade’s Form 10-QSB are approximately $9,200 and $10,400 for the years ended December 31, 2003 and 2002, respectively.

Audit Related Fees

None.

Tax Fees

The aggregate fees billed by Cascade’s principal accountant in each of the last two fiscal years for tax compliance, tax advice and tax planning services are approximately $1,000 and $1,300 for the years ended December 31, 2003 and 2002, respectively.

All Other Fees

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

REGISTRANT

CASCADE SLED DOG ADVENTURES, INC.

Date:

March 30, 2004

By:

/s/ Dennis Madsen

Dennis Madsen, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date:

March 30, 2004

By:

/s/ Dennis Madsen

Dennis Madsen

President, Chief Financial Officer

and Director

Date:

March 30, 2004

By:

/s/ Damon Madsen

Damon Madsen

Director

19