Form 10QSB
period 2004-03-31
CASCADE SLED DOG ADVENTURES INC
filed 2004-05-17
CIK 1137149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED        March 31, 2004

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:   5,020,658 shares of common stock as of April 30, 2004

Transitional Small Business Disclosure Format (check one):

Yes [ ]  No [X]

INDEX

Cascade Sled Dog Adventures, Inc.

For The Quarter Ending March 31, 2004

Part I.  Financial Information

Page

Item 1

Financial Statements

Condensed Balance Sheets (Unaudited) - March 31, 2004

and December 31, 2003

3

Condensed Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2004

and 2003, and for the Cumulative Period from

May 1, 1998 (Date of Inception) through March 31, 2004

4

Condensed Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2004 and 2003,

and for the Cumulative Period from May 1, 1998 (Date

of Inception) through March 31, 2004

5

Notes to Condensed Financial Statements (Unaudited)

6

Item 2.

Management's Discussion and Analysis of Financial

Condition or Plan of Operation

8

Item 3.

Controls and Procedures

9

Part II.  Other Information

Item 6.

Exhibits and Reports on Form 8-K

10

(a)

Exhibits

31.

Certification of the President, Chief Executive

Officer and Chief Financial Officer

32.

Certificate of the President, Chief Executive

Officer and Chief Financial Officer pursuant

to 18 U.S.C.§1350

(b)

Reports on Form 8-K

Part I - Financial Information

Item 1.  Financial Statements

CASCADE SLED DOG ADVENTURES, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2004	2003

ASSETS

Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	9,531	6,031
Total Current Liabilities	$ 9,531	$ 6,031

Stockholders' Equity
Class A non-voting preferred stock - $0.001 par value; 5,000,000
shares authorized; no shares issued or outstanding	-	-
Common stock - $0.001 par value; 25,000,000 shares
authorized; 5,020,658 shares issued and outstanding	5,021	5,021
Additional paid-in capital	163,702	163,702
Deficit accumulated during the development stage	(178,254)	(174,754)

Total Stockholders' Equity	(9,531)	(6,031)

Total Liabilities and Stockholders' Equity	$ -	$ -

See accompanying notes to unaudited condensed financial statements.

CASCADE SLED DOG ADVENTURES, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

For the
Cumulative
Period From
May 1, 1998
(Date of Inception)
	For the Three Months		through
	Ended March 31,		March 31,
	2004	2003	2004

General and Administrative Expenses	$ 3,500	$ 8,000	$ 67,023
Interest Expense	-	-	$ 1,777

Loss From Continuing Operations	(3,500)	(8,000)	(68,800)

Discontinued Operations (Note 2)
Loss from discontinued Sled Dog Operations	-	-	$ (98,967)
Loss on disposal of discontinued Sled Dog
operations	-	-	$ (10,487)

Net Loss	$ (3,500)	$ (8,000)	$ (178,254)

Basic and Diluted Loss Per Common Share
Loss from continuing operations	$ -	$ -
Loss from discontinued operations	-	-
Net Loss	$ -	$ -

Basic and Diluted Weighted-Average
Number of Common Shares Used
In Per Share Calculations	5,020,658	5,020,658

See accompanying notes to unaudited condensed financial statements.

CASCADE SLED DOG ADVENTURES, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the
			Cumulative
			Period From
			May 1, 1998
			(Date of Inception)
	For the Three Months Ended March 31,		through
			March 31,
	2004	2003	2004

Cash Flows from Operating Activities:
Net loss	$ (3,500)	$ (8,000)	$ (178,254)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	-	-	19,397
Expenses paid by shareholder	-	8,000	20,528
Change in assets and liabilities:
Accounts Payable	3,500	-	50,153
Payable to shareholder	-	-	4,671
Accrued interest payable	-	-	1,777
Liabilities of discontinued Sled Dog
Operations	-	-	14,035

Net Cash Used in Operating Activities	-	-	(67,693)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	-	(25,898)

Net Cash Used in Investing Activities	-	-	(25,898)

Cash Flows From Financing Activities:
Proceeds from notes payable to related parties	-	-	22,100
Proceeds from notes payable	-	-	24,000
Proceeds from issuance of common stock	-	-	47,491

Net Cash Provided by Financing Activities	-	-	93,591

Net Increase in Cash	-	-	-

Cash at Beginning of Period	-	-	-

Cash at End of Period	$ -	$ -	$ -

See accompanying notes to unaudited condensed financial statements.

CASCADE SLED DOG ADVENTURES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2004
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements — The accompanying unaudited financial statements have been condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's annual financial statements included in the Company's December 31, 2003 Annual Report on Form 10-KSB. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Business Condition — The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has no planned operations and has generated nominal revenue since inception.  The Company has suffered losses from operations of $3,500 and $8,000 during the three months ended March 31, 2004 and 2003, respectively. As of March 31, 2004, the Company had an accumulated deficit of $178,254.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company's continued existence is dependent upon its ability to raise additional capital or other financing and to achieve profitable operations. Management has discontinued its sled dog operations and intends to seek alternative business activities. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

50,195

Payable to shareholder

(15,135)

Net Assets of Discontinued Sled Dog Operations

$

35,060

NOTE 3 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2003 $8,000 was paid by an officer on behalf of the Company to meet operating expenses.  Services provided to the Company in 2004 have been recorded as accounts payable.

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

Plan of Operation

Cascade was incorporated in Nevada on May 1, 1998 as Novanet International, Inc.  Its name was changed to Cascade Sled Dog Adventures, Inc. as of August 1, 2001.  Cascade previously engaged in limited dog sled touring operations and the intended development of canine products.  The winter of 2000 through 2001 was the only operational year for sled dog tours by Cascade.  Cascade was not successful in these business activities and did not generate any measurable revenues.  Cascade ceased active business operations in the first quarter of 2001, and in August, 2002, returned its sled dog touring and other canine products and services to their former owner and Cascade’s prior president, Mr. Steven Madsen, in exchange for his 480,000 common shares, whereupon Mr. Steven Madsen resigned as an officer and director of Cascade.  Cascade has no assets and had an accumulated deficit of $178,254 as of March 31, 2004.

Cascade is seeking to acquire a target business which it believes has significant growth potential.  Cascade has not selected any particular industry or target business on which to concentrate its efforts.  Most likely, the target business will be located in the United States, but Cascade may select a target business located in a foreign jurisdiction.

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

8

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

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   May 13, 2004

Cascade Sled Dog Adventures, Inc.

By:  /s/  Dennis Madsen

Mr. Dennis Madsen,

President and Chief Executive Officer

(principal executive officer) and Chief

Financial Officer (principal accounting and

financial officer)