Form 10QSB
period 2004-06-30
CASCADE SLED DOG ADVENTURES INC
filed 2004-08-16
CIK 1137149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

June 30, 2004

OR

[

 ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD From ____________ to ______________

Commission File Number 333-57576

CASCADE SLED DOG ADVENTURES, INC.

(Exact name of registrant as specified in its charter)

Nevada

            91-2007330

(State or other jurisdiction of

         (I.R.S. Employer

incorporation or organization)

        Identification No.)

2030 Main Street

Suite 1600

Irvine, CA 92614

(Address of principal executive office)

(949) 553-1500

(Registrant's telephone number, including area code)

7829 South 3500 East, Salt Lake City, Utah 84121

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

5,020,658 shares of common stock as of June 30, 2004

Transitional Small Business Disclosure Format (check one):

Yes [ ]  No [X]

INDEX

Cascade Sled Dog Adventures, Inc.

For The Quarter Ending June 30, 2004

Part I.  Financial Information

Page

Item 1.

Financial Statements

Condensed Balance Sheets (Unaudited) - June 30, 2004

and December 31, 2003

3

Condensed Statements of Operations (Unaudited)

For the Three and Six Months Ended June 30, 2004

and 2003, and for the Cumulative Period from

May 1, 1998 (Date of Inception) through June 30, 2004

4

Condensed Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2004 and 2003,

and for the Cumulative Period from May 1, 1998 (Date

of Inception) through June 30, 2004

5

Notes to Condensed Financial Statements (Unaudited)

6

Item 2.

Management's Discussion and Analysis of Financial

Condition or Plan of Operation

8

Item 3.

Controls and Procedures

9

Part II.  Other Information

Item 6.

Exhibits and Reports on Form 8-K

10

(a)

Exhibits

31.

Certification of the President

and Chief Financial Officer

32.

Certificate of the President

 and Chief Financial Officer pursuant

to 18 U.S.C.§1350

(b)

Reports on Form 8-K

Part I - Financial Information

Item 1.  Financial Statements

CASCADE SLED DOG ADVENTURES, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2004	2003

ASSETS

Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	50,967	6,031
Total Current Liabilities	$ 50,967	$ 6,031

Stockholders' Equity
Class A non-voting preferred stock - $0.001 par value; 5,000,000
shares authorized; no shares issued or outstanding	-	-
Common stock - $0.001 par value; 25,000,000 shares
authorized; 5,020,658 shares issued and outstanding	5,021	5,021
Additional paid-in capital	163,702	163,702
Deficit accumulated during the development stage	(219,690)	(174,754)

Total Stockholders' Equity	(50,967)	(6,031)

Total Liabilities and Stockholders' Equity	$ -	$ -

See accompanying notes to unaudited condensed financial statements.

CASCADE SLED DOG ADVENTURES, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
					For the
					Cumulative
					Period From
					May 1, 1998
					(Date of Inception)
	For the Three Months		For the Six Months		through
	Ended June 30,		Ended June 30,		June 30,
	2004	2003	2004	2003	2004

General and Administrative Expenses	$ 41,436	$ 4,198	$ 44,936	$ 12,198	$ 108,459
Interest Expense	-	-	-	-	1,777

Loss From Continuing Operations	(41,436)	(4,198)	(44,936)	(12,198)	(110,236)

Discontinued Operations (Note 2)
Loss from discontinued Sled Dog Operations	-	-	-	-	(98,967)
Loss on disposal of discontinued Sled Dog
Operations	-	-	-	-	(10,487)

Net Loss	$ (41,436)	$ (4,198)	$ (44,936)	$ (12,198)	$ (219,690)

Basic Loss Per Common Share	$ -	$ -	$ -	$ -

Basic Weighted-Average Number
of Common Shares Used
In Per Share Calculations	5,020,658	5,020,658	5,020,658	5,020,658

See accompanying notes to unaudited condensed financial statements.

CASCADE SLED DOG ADVENTURES, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the
			Cumulative
			Period From
			May 1, 1998
			(Date of Inception)
		For the Six Months	through
		Ended June 30,	June 30,
	2004	2003	2004

Cash Flows from Operating Activities:
Net loss	$ (44,936)	$ (12,198)	$ (219,690)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	-	-	19,397
Expenses paid by shareholder	-	12,198	20,528
Change in assets and liabilities:
Accounts payable	44,936	-	91,569
Payable to shareholder	-	-	4,671
Accrued interest payable	-	-	1,777
Liabilities of discontinued Sled Dog
operations	-	-	14,035

Net Cash Used in Operating Activities	-	-	(67,693)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	-	(25,898)

Net Cash Used in Investing Activities	-	-	(25,898)

Cash Flows From Financing Activities:
Proceeds from notes payable to related parties	-	-	22,100
Proceeds from notes payable	-	-	24,000
Proceeds from issuance of common stock	-	-	47,491

Net Cash Provided by Financing Activities	-	-	93,591

Net Increase in Cash	-	-	-

Cash at Beginning of Period	-	-	-

Cash at End of Period	$ -	$ -	$ -

See accompanying notes to unaudited condensed financial statements.

CASCADE SLED DOG ADVENTURES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements — The accompanying unaudited financial statements have been condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's annual financial statements included in the Company's December 31, 2003 Annual Report on Form 10-KSB. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations for the three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Business Condition — The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has no planned operations and has generated nominal revenue since inception.  The Company has suffered losses from operations of $44,936 and $18,229 during the six months ended June 30, 2004 and the year ended December 31, 2003, respectively. As of June 30, 2004, the Company had an accumulated deficit of $219,690, no assets and $50,967 in liabilities.  Moreover, the Company has no planned source of revenue.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company's continued existence is dependent upon its ability to raise additional capital or other financing, successfully find a business activity in which to engage, and to achieve profitable operations. Management intends to seek alternative business activities. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

50,195

Payable to shareholder

(15,135)

Net Assets of Discontinued Sled Dog Operations

$

35,060

NOTE 3 - RELATED PARTY TRANSACTIONS

During 2004, the Company engaged in negotiations for a potential merger or other business transfer. No formal merger plans were completed; however the Company’s legal advisors provided services valued at $39,980 during the six months ended June 30, 2004. The Company recognized a charge to operations and increase to accounts payable for the services. The legal advisors advanced $4,956 in administrative expenses on behalf of the Company.

During the six months ended June 30, 2003 $8,000 was paid by an officer on behalf of the Company to meet operating expenses.  Services provided to the Company in 2004 have been recorded as accounts payable.

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

Plan of Operation

Cascade was incorporated in Nevada on May 1, 1998 as Novanet International, Inc.  Its name was changed to Cascade Sled Dog Adventures, Inc. as of August 1, 2001.  Cascade previously engaged in limited dog sled touring operations and the intended development of canine products.  The winter of 2000 through 2001 was the only operational year for sled dog tours by Cascade.  Cascade was not successful in these business activities and did not generate any measurable revenues.  Cascade ceased active business operations in the first quarter of 2001, and in August, 2002, returned its sled dog touring and other canine products and services to their former owner and Cascade’s prior president, Mr. Steven Madsen, in exchange for his 480,000 common shares, whereupon Mr. Steven Madsen resigned as an officer and director of Cascade.  Cascade has no assets and had an accumulated deficit of $219,690 as of June 30, 2004.

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

In November, 2002 Cascade’s former president, Mr. Dennis Madsen, agreed to assume the Company's current liabilities in the amount of approximately $45,293 as of December 31, 2002 and to provide minimal operating funding for Cascade through December 31, 2003 in consideration for the issuance to Mr. Dennis Madsen of 4,000,000 shares of its restricted common stock.  During the fiscal year ended December 31, 2003, Mr. Madsen assumed additional obligations of approximately $12,198.  Mr. Madsen has resigned from his position with the Company.  As a result, it is unlikely that advances from Mr. Madsen will be available to provide any additional funding.

Item 3.  Controls and Procedures

Cascade maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Cascade files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon his evaluation of those controls and procedures as of the end of the period covered by this report, our President (principal executive officer) and Chief Financial Officer (principal financial officer), both being Mr. Rowland W. Day II, concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to us to be included in our periodic SEC filings.  We made no significant changes in our internal controls or in other factors that could significantly affect those controls after the date of his evaluation.

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

31.

Certification of the President and Chief Financial Officer

32.

Certificate of the President and Chief Financial Officer pursuant to 18 U.S.C.§1350

(b)  Reports on Form 8-K

A current report on Form 8-K was filed on August 10, 2004 regarding a change in officers and directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   August 16, 2004

Cascade Sled Dog Adventures, Inc.

By:  /s/  Rowland W. Day II

Rowland W. Day II,

President (principal executive officer)

and Chief Financial Officer (principal accounting and

financial officer)

10