Form 10QSB
period 2004-09-30
CASCADE SLED DOG ADVENTURES INC
filed 2004-11-16
CIK 1137149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD From ____________ to ______________

Commission File Number 333-57576

SUNSET BRANDS, INC.

(Exact name of registrant as specified in its charter)

Nevada

   91-2007330

(State or other jurisdiction of

(I.R.S. Employer

incorporation or organization)

Identification No.)

10990 Wilshire Boulevard

Suite 1220

Los Angeles, CA 90024

(Address of principal executive office)

(310) 478-4600

(Registrant's telephone number, including area code)

__________CASCADE SLED DOG ADVENTURES, INC._________________

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 20,771,009 shares of common stock as of November 12, 2004.

Transitional Small Business Disclosure Format (check one):  Yes [ ]     No [X]

INDEX

Sunset Brands, Inc.

(Formerly Cascade Sled Dog Adventures, Inc.)

Form 10-QSB

For The Quarter Ending September 30, 2004

Part I.  Financial Information

Page

Item 1.

Financial Statements

Condensed Balance Sheets (Unaudited) - September 30, 2004

and December 31, 2003

3

Condensed Statements of Operations (Unaudited)

For the Three and Nine Months Ended September 30, 2004

and 2003, and for the Cumulative Period from

May 1, 1998 (Date of Inception) through September 30, 2004

4

Condensed Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2004 and 2003,

and for the Cumulative Period from May 1, 1998 (Date

of Inception) through September 30, 2004

5

Notes to Condensed Financial Statements (Unaudited)

6

Item 2.

Managements Discussion and Analysis of Financial Condition

or Plan of Operation

11

Item 3.

Controls and Procedures

12

Part II.  Other Information

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

13

Item 4.

Submission of Matters to a Vote of Security Holders

13

Item 6.

Exhibits and Reports on Form 8-K

13

Signatures

14

Part I - Financial Information

Item 1.  Financial Statements

Effective October 4, 2004, following completion of a change in control as described more fully in Note 4 to the financial statements, the Company was acquired by Sunset Brands, Inc.  These unaudited interim condensed financial statements are the financial statements of Cascade Sled Dog Adventures, Inc. prior to the change in control.

CASCADE SLED DOG ADVENTURES, INC
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2004	2003

ASSETS

Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	107,569	6,031
Total Current Liabilities	$ 107,569	$ 6,031

Stockholders' Deficiency
Class A non-voting preferred stock - $0.001 par value; 5,000,000
shares authorized; no shares issued or outstanding	-	-
Common stock - $0.001 par value; 25,000,000 shares
authorized; 5,045,658 shares issued and outstanding	5,046	5,021
Additional paid-in capital	190,677	163,702
Deficit accumulated during the development stage	(303,292)	(174,754)

Total Stockholders' Deficiency	(107,569)	(6,031)

Total Liabilities and Stockholders' Deficiency	$ -	$ -

The accompanying notes are an integral part of these financial statements.

CASCADE SLED DOG ADVENTURES, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

					For the
					Cumulative
					Period From
					May 1, 1998
					(Date of Inception)
	For the Three Months		For the Nine Months		through
	Ended September 30,		Ended September 30,		September 30,
	2004	2003	2004	2003	2004

General and Administrative Expenses	$ 83,602	$ 3,885	$ 128,538	$ 16,083	$ 192,061
Interest Expense	-	-	-	-	1,777

Loss From Continuing Operations	(83,602)	(3,885)	(128,538)	(16,083)	(193,838)

Discontinued Operations (Note 2)
Loss from discontinued Sled Dog Operations	-	-	-	-	(98,967)
Loss on disposal of discontinued Sled Dog
operations	-	-	-	-	(10,487)

Net Loss	$ (83,602)	$ (3,885)	$(128,538)	$ (16,083)	$ (303,292)

Basic Loss Per Common Share	$ (0.02)	$ -	$ (0.03)	$ -

Basic Weighted-Average Number
of Common Shares Used
In Per Share Calculations	5,030,984	5,020,658	5,024,125	5,020,658

The accompanying notes are an integral part of these financial statements.

CASCADE SLED DOG ADVENTURES, INC
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
			For the
			Cumulative
			Period From
			May 1, 1998
			(Date of Inception)
	For the Nine Months Ended September 30,		Through
			September 30,
	2004	2003	2004
Cash Flows from Operating Activities:
Net loss	$ (128,538)	$ (16,083)	$ (303,292)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	27,000	-	27,000
Depreciation expense	-	-	19,397
Expenses paid by shareholder	-	12,198	20,528
Change in assets and liabilities:
Accrued liabilities	-	3,885	-
Accounts Payable	101,538	-	148,191
Payable to shareholder	-	-	4,671
Accrued interest payable	-	-	1,777
Liabilities of discontinued Sled Dog
operations	-	-	14,035

Net Cash Used in Operating Activities	-	-	(67,693)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	-	(25,898)

Net Cash Used in Investing Activities	-	-	(25,898)

Cash Flows From Financing Activities:
Proceeds from notes payable to related parties	-	-	22,100
Proceeds from notes payable	-	-	24,000
Proceeds from issuance of common stock	-	-	47,491

Net Cash Provided by Financing Activities	-	-	93,591

Net Increase in Cash	-	-	-

Cash at Beginning of Period	-	-	-

Cash at End of Period	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

CASCADE SLED DOG ADVENTURES, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Change in Name and Control -- Effective October 4, 2004, following completion of a change in control as described more fully in Note 4 – Subsequent Event, the Company changed its name to Sunset Brands, Inc.

Interim Financial Statements — The accompanying unaudited financial statements have been condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's annual financial statements included in the Company's December 31, 2003 Annual Report on Form 10-KSB. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Business Condition — The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has no planned operations and has generated nominal revenue since inception.  The Company has suffered losses from operations of $128,538 and $18,229 during the nine months ended September 30, 2004 and the year ended December 31, 2003, respectively. As of September 30, 2004, the Company had an accumulated deficit of $303,292, no assets and $107,569 in liabilities.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. As more fully described in Note 4 – Subsequent Event, the Company was acquired by Sunset Brands, Inc.

NOTE 2 - DISCONTINUED OPERATIONS

On September 7, 2001, the Company's Board of Directors determined to discontinue its Sled Dog operations and seek alternative business activities in its place. On August 9, 2002, the Company transferred the net assets of the Sled Dog operations to the Company's former president and redeemed the former president's 480,000 common shares.

CASCADE SLED DOG ADVENTURES, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

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

50,195

Payable to shareholder

(15,135)

Net Assets of Discontinued Sled Dog Operations

$

35,060

NOTE 3 - RELATED PARTY TRANSACTIONS

During 2004, the Company engaged in negotiations for a potential merger or other business transfer for which the Company’s legal advisors provided services valued at $93,438 during the nine months ended September 30, 2004. The Company recognized a charge to operations and increase to accounts payable for the services. In addition, The legal advisors advanced $8,100 in administrative expenses on behalf of the Company.

NOTE 4 – SUBSEQUENT EVENT

Pursuant to the terms of an Agreement and Plan of Merger, effective as of August 25, 2004 (the “LCC Merger Agreement”), by and among Cascade Sled Dog Adventures, Inc., a Nevada corporation (the “Registrant”)), Sunset Brands, Inc., a Nevada corporation (“Sunset”), Low Carb Creations, Inc., a Washington corporation (“LCC”), Cascade LCC Merger Sub, Inc., a Washington corporation and wholly-owned subsidiary of the Registrant (“LCC Merger Sub”), the shareholders of LCC (the “LCC Shareholders”) and Dan Langdon, as Stockholder Representative of the LCC Shareholders, on October 4, 2004, the Registrant completed the acquisition of LCC.  The acquisition took the form of a merger whereby LCC merged with and into LCC Merger Sub with LCC Merger Sub surviving as a wholly-owned subsidiary of the Registrant and renamed Low Carb Creations, Inc. (the “LCC Merger”).

Immediately prior to the closing of the LCC Merger, the Registrant acquired Sunset pursuant to the terms of an Agreement and Plan of Merger, effective as of August 25, 2004 (the “Sunset Merger Agreement”), by and among the Registrant, Sunset, and Cascade Sled Dog Merger Sub, Inc., a Nevada corporation (“Sunset Merger Sub”).  This acquisition took the form of a merger whereby Sunset Merger Sub merged with and into Sunset with Sunset surviving as a wholly-owned subsidiary of the Registrant (the “Sunset Merger”).

The Sunset Merger and the LCC Merger are collectively referred to in herein as the “Mergers.”

CASCADE SLED DOG ADVENTURES, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

Acquisition of Low Carb Creations, Inc.— On October 4, 2004, the Registrant acquired Low Carb Creations, Inc. as a result of completion of the LCC Merger and, as a result, the issued and the outstanding shares of LCC Common Stock converted into the following:

(i)            unsecured promissory notes in the aggregate amount of $2,000,000 (the “LCC Merger Notes”).

(ii)           7,136,736 shares of Registrant’s Common Stock, with 2,378,912 of such shares (the “Escrow Shares”) delivered into an escrow and will be subject to release at such time as cumulative net sales of LCC (including net sales of LCC for periods from January 1, 2004 until the closing of the LCC Merger) exceeds $17,500,000 (the “Sales Condition”); and

(iii)          upon satisfaction of the Sales Condition, an additional aggregate cash payment of $1,000,000.  If the Sales Condition has been satisfied (and subject to holdback for indemnification claims made against the stockholders of LCC in accordance with the LCC Merger Agreement), the Deferred Cash Consideration shall be distributed within sixty (60) days following the end of the calendar quarter in which the Sales Condition was first satisfied.

Pursuant to the terms of the LCC Merger Agreement, simultaneously with completion of the LCC Merger, each of Linda Langdon, Cynthia Langdon and Sunset Holdings International, Ltd. agreed to the cancellation of 116,407, 116,407 and 116,406 shares of Registrant’s common stock issued to them, respectively.  The shares of Linda and Cynthia Langdon were deducted from the Escrow Shares attributed to them so that the total Escrow Shares became 2,146,098 shares.

The LCC Merger Notes have a term of two years and bear interest at an annual rate of 6%, payable annually commencing on the first business day of calendar 2005.  The LCC Merger Notes provide for mandatory principal repayments as follows:

(i)  An aggregate principal repayment equal to the lesser of $1,000,000 or the aggregate remaining balance of principal and accrued interest on all outstanding LCC Merger Notes at the time of such prepayment shall be due and payable at such time as the gross proceeds to the Registrant from the sale of its capital stock in financing transactions completed after the date of the LCC Merger equal at least $5,500,000; and

(ii)  an aggregate principal prepayment equal to the lesser of $1,000,000 or the aggregate remaining balance of principal and accrued interest on all outstanding LCC Merger Notes at the time of such prepayment, shall be due and payable at such time as the gross proceeds to the Registrant from the sale of its capital stock in financing transactions completed after the date of LCC Merger equals at least $10,000,000.

In connection with the closing of the LCC Merger, Linda Langdon and Cynthia Langdon, the spouse of Dan Langdon, each agreed to convert $125,000 of the amounts otherwise receivable by them in the form of LCC Merger Notes into Sunset Units (as defined below).  See “Transactions Completed as a Condition to Mergers” below.

The LCC Merger Agreement contains customary indemnification provisions of the Registrant, LCC and the stockholders of LCC.  The shares of Registrant’s Common Stock held in escrow as well as any portion of the deferred cash consideration (including any unpaid portion of the LCC Merger Notes) will serve as security for the indemnification obligations of the LCC stockholders (the “Deferred Consideration”).  The indemnification obligations of the LCC stockholders is subject to a threshold of $300,000 (e.g. no indemnification claims may be made unless the aggregate damages from all claims exceeds this amount).  In addition, the aggregate liability of the LCC stockholders for indemnification under the LCC Merger Agreement is limited to the Deferred Consideration except that certain claims relating to fraud or to the capital structure of LCC shall not be so limited.

CASCADE SLED DOG ADVENTURES, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

In connection with the LCC Merger, each of Dan and Linda Langdon entered into a five year non-competition agreement with the Registrant pursuant to which each of them agreed not to engage in (i) any business or activity of designing, manufacturing, selling or distributing low-carbohydrate, natural and/or health-oriented food and beverage products (or products, services or technologies which compete with the foregoing); or (ii) the business of providing consulting services with respect to any of the activities described in the preceding clause.  Such non-competition agreements contained other customary covenants regarding non-solicitation of employees, customers or vendors of the Registrant or its subsidiaries.

Acquisition of Sunset Brands, Inc.— As more specifically set forth in the Sunset Merger Agreement, on October 4, 2004, The Company acquired Sunset Brands, Inc. and simultaneously with completion of the Sunset Merger:

(i)            Each share of Common Stock of Sunset issued and outstanding immediately prior to the effective time of the Sunset Merger was converted into and became one (1) share of the Company’s Common Stock;

(ii)           Each ten (10) shares of Sunset Series A Redeemable Convertible Preferred Stock issued and outstanding immediately prior to the effective time of the Sunset Merger was converted into and became one (1) share of Series A Redeemable Convertible Preferred Stock of the Cascade (the “Series A Preferred”);

(iii)          Each option, warrant, and instrument or security convertible by its terms in to Sunset Common Stock that was outstanding immediately prior to the effective time of the Sunset Merger (other than Sunset’s outstanding Preferred Stock) was assumed by the Company and became an option, warrant or convertible instrument or security, as the case may be, to acquire, on the terms and conditions as were applicable under such option, warrant, or convertible instrument or security, the same number of shares of Registrant Common Stock as the holder of such option, warrant or convertible note would have been entitled to receive pursuant to the Sunset Merger had such holder exercised such option or warrant, or converted such convertible note, in full immediately prior to effectiveness of the Sunset Merger (not taking into account whether such option, warrant or convertible note was in fact exercisable or convertible at such time).

As a result of the Sunset Merger, the Registrant issued (i) an aggregate of 7,124,991 shares of Common Stock to the former holders of Sunset Common Stock, (ii) an aggregate of 363,700 shares of Series A Preferred to the former holders of Sunset Series A Redeemable Convertible Preferred Stock (which shares are convertible into an aggregate of 3,637,000 shares of Registrant’s common stock), (iii) an aggregate of 27,800 shares of Series A Preferred and warrants to purchase an aggregate 278,000 Shares of Registrant’s Common Stock to two former shareholders of LCC in connection with their agreement to convert into Sunset Units $250,000 consideration due to them in the LCC Merger, (iv) warrants to purchase an aggregate of 4,950,069 shares of Registrant’s common stock to the former holders of Sunset warrants, and (v) a warrant to purchase up to 3,000,000 shares to Bryant Park, LLC.  In addition, 118,636 shares of Registrant’s common stock are issuable upon conversion of promissory notes originally issued by Sunset.

CASCADE SLED DOG ADVENTURES, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

Transactions Completed as a Condition to Mergers — The following transactions were completed as a condition to completion of the Mergers:

(i)            On or about October 4, 2004, the Registrant, after receiving written consent from holders of more than 50% of the issued and outstanding shares of Registrant’s Common Stock, filed Amended and Restated Articles of Incorporation which (i) increased the number of shares of authorized Common Stock to 200,000,000 shares from 5,000,000 shares, and (ii) cancelled the authorized but unissued shares of Class A non-voting preferred stock, (iii) increased the number of shares of authorized preferred stock to 10,000,000 shares from 5,000,000 shares and granted the Board of Directors of the Registrant the right to create and set the rights, preferences and privileges of, one or more new series of preferred stock, and (iv) created a new class of preferred stock called “Series A Redeemable Convertible Preferred Stock” consisting of 1,000,000 authorized shares;

(ii)           Certain holders of the Registrant’s outstanding common stock entered into a Share Exchange Agreement, effective immediately prior to the effective time of the Sunset Merger, pursuant to which an aggregate of 2,545,658 shares of the Registrant’s common stock held by such holders were cancelled in exchange for five year warrants to purchase an aggregate of 1,000,000 shares of Registrant’s common stock at an exercise price of $1.08 per share (subject to anti-dilution adjustments in certain circumstances provisions);

(iii)          On or about September 27, 2004, Sunset received a bridge loan in the amount of $500,000 from a purchaser of Sunset Units (as defined below).  The loan was made pursuant to an unsecured promissory note bearing interest at 6% per annum and was guaranteed by LCC, which guarantee was secured by the assets of LCC.  Upon completion of the offering of Sunset Units described below, the note automatically converted into $500,000 of Units.  The proceeds of the bridge loan were used to provide working capital advances to LCC, pay for transaction-related expenses of Sunset and to repay loans in the aggregate amount of approximately $88,000 made by Sunset Holdings and another affiliate of Todd Sanders to fund certain transaction-related expenses of Sunset.  In exchange for agreeing to make the bridge loan, the bridge lender received a warrant to purchase 100,000 shares of Sunset Common Stock at an exercise price of $1.00 per share;  and

(iv)          On October 4, 2004, Sunset completed a private placement of 3,637 Units (the “Units” or “Sunset Units”), each Unit having a purchase price of $900 and consisting of 1,000 shares of Sunset’s Series A Redeemable Convertible Preferred Stock and warrants to purchase an aggregate of 1,000 shares of Sunset Common Stock at the following exercise prices: (1) 500 shares at an exercise price of $1.08 per share, (2) 250 shares at an exercise price of $1.20 per share, and (4) 250 shares at an exercise price of $1.32 per share.  Each Warrant has a term of five years which five year period does not commence until effectiveness of the Registration Statement. Total proceeds to Sunset from the sale of such Units was $3,273,200 which excludes 278 Units, issued to Linda Langdon and Cynthia Langdon in exchange for their agreement to forego an aggregate of $250,000 of principal otherwise due to them in the form of LCC Merger Notes.

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

Plan of Operation

Cascade was incorporated in Nevada on May 1, 1998 as Novanet International, Inc.  Its name was changed to Cascade Sled Dog Adventures, Inc. as of August 1, 2001.  Cascade previously engaged in limited dog sled touring operations and the intended development of canine products.  Cascade was not successful in these business activities, did generate any measurable revenues, and ceased active business operations in the first quarter of 2001.  As of September 30, 2004, Cascade had no assets and had an accumulated deficit of $276,569.

Pursuant to merger agreements, each effective as of August 25, 2004, with Sunset Brands, Inc. (the “Sunset Merger Agreement”) and Low Carb Creations, Inc. (the “LCC Merger Agreement”), the Company acquired Sunset Brands, Inc. (“Sunset”) on October 4, 2004 (the “Sunset Merger”) and acquired Low Carb Creations, Inc. (“LCC”) on October 4, 2004 (the “LCC Merger”, and together with the Sunset Merger, the “Mergers”).

LCC was formed in early 2002 and markets and sells a variety of low carbohydrate food products.  In 2003, its first full year of operations, LCC produced approximately $4.2 million in revenues with sales primarily to nutritional and health food stores.  A brief description of the business of LCC is contained in Item 2.01 of the Company’s Current Report on Form 8-K dated October 4, 2004, which description is incorporated herein by reference.

In connection with and as result of the Mergers, the former shareholders of Sunset and LCC (including members of the Company’s new management team and Board of Directors) will together control over 90% of the outstanding voting stock of the Company.  Such change of control resulted from dilution of the pre-Mergers shareholders of the Company resulting from the issuance of shares of Common Stock and Series A Preferred stock by the Company in connection with the Mergers.

A description of the terms of the Sunset Merger and the LCC Merger and certain related transactions and agreements is contained in Item 2.01 of the Form 8-K dated October 4, 2004 which description is incorporated herein by reference.

As a result of the Sunset Merger, the Company directly or through its wholly owned subsidiary assumed certain liabilities and obligations of Sunset.  A description of such liabilities and obligations is contained in Item 2.03-Finacial Obligations Assumed as a Result of Sunset Merger-of the Form 8-K dated October 4, 2004 which is incorporated herein by reference.  As a result of the LCC Merger, the Company directly or through its wholly owned subsidiary assumed certain liabilities and obligations of LCC.  A description of such liabilities and obligations is contained in Item 2.03-Financial Obligations Assumed as a Result of LCC Merger-of the Form 8-K dated October 4, 2004 which is incorporated herein by reference.

In connection with the Mergers, the Company amended its Bylaws to increase the authorized number of directors to five members, the then current directors of the Company-Rowland W. Day II and Peter Kovacs-appointed Todd Sanders, Linda Langdon and Robert Moore as directors of the Company to fill the vacancies in the Board, and Messrs. Day and Kovacs then resigned as directors and officers of the Company.  After completion of the Mergers, the Company’s new board appointed Robert Ives as an additional director and appointed the following as executive officers of the Company:

Todd Sanders	Chairman, President and Chief Executive Officer
Stephen K. Radusch	Chief Financial Officer
Linda Langdon	Executive Vice President-Product Development

Upon completion of the Mergers, the Company entered into certain employment agreements and a services agreement with management.  A description of these agreements is contained in Item 5.02-Terms of Employment and Services Arrangements with Management-of the Form 8-K dated October 4, 2004, which description is incorporated herein by reference.

Upon completion of the Mergers, the Company changed its corporate headquarters and the location of its principal executive offices to 10990 Wilshire Boulevard, Suite 1220, Los Angeles, California 90024.  The new corporate headquarters are provided by Sunset Holdings International, Ltd., a California corporation that is an affiliate of Todd Sanders and which is a significant shareholder of the Company.

Following completion of the Mergers, the Company filed an amendment to its Articles of Incorporation changing the Company’s name to Sunset Brands, Inc.

Item 3.  Controls and Procedures

Under the supervision and with participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15(e) as of the end of the period covered by this quarterly report.  Based upon their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings.

During the three-month period ended September 30, 2004, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2004, the Company issued 25,000 shares of its common stock valued at $27,000, or $1.08 per share, to a consultant for services rendered.  The issuance of these securities was deemed to be exempt from registration under Section 4(2) of the Securities Act of 1933 or Regulation D thereunder as a transaction by an issuer not involving a public offering.

Information regarding the unregistered sales of equity securities issued in connection with the Mergers described elsewhere in this report was included in the report on Form 8-K filed on October 4, 2004.

Item 4.  Submission of Matters to a Vote of Security Holders

The holders of a majority of the Company’s outstanding Common Stock approved Amended and Restated Articles of Incorporation, a copy of which was filed as Exhibit 4.1 to the Form 8-K dated October 4, 2004, which (i) increased the number of shares of authorized Common Stock to 200,000,000 shares from 5,000,000 shares, (ii) cancelled the authorized but unissued shares of Class A non-voting preferred stock, (iii) increased the number of shares of authorized preferred stock to 10,000,000 shares from 5,000,000 shares and granted the Board of Directors of the Company the right to create and set the rights, preferences and privileges of, one or more new series of preferred stock, and (iv) created a new class of preferred stock called “Series A Redeemable Convertible Stock” consisting of 1,000,000 authorized shares.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

2.1

Agreement and Plan of Merger by and among Cascade Sled Dog Adventures, Inc. Sunset Brands, Inc., Low Carb Creations, Inc., Cascade LCC Merger Sub, Inc., the shareholders of Low Carb Creations, Inc., and Dan Langdon, as Stockholder Representative of such shareholders (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 4, 2004).

2.2

Agreement and Plan of Merger by and among Cascade Sled Dog Adventures, Inc., Sunset Brands, Inc., and Cascade Sled Dog Merger Sub, Inc. (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on October 4, 2004).

31.1

Certification of the CEO and President

31.2

Certification of the Chief Financial Officer

32.1

Certificate of the CEO and President pursuant to 18 U.S.C.§1350

32.2

Certificate of the Chief Financial Officer pursuant to 18 U.S.C.§1350

(b)  Reports on Form 8-K

A report on Form 8-K was filed on August 10, 2004 regarding a change in officers and directors.

A report on Form 8-K was filed on October 4, 2004 regarding mergers, change in control,

unregistered sales of equity securities and new Board of Directors and management.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 15, 2004

Sunset Brands, Inc.

By:  /s/ Todd Sanders

Todd Sanders, CEO and President (principal executive officer)

By:  /s/ Stephen K. Radusch

Stephen K. Radusch, Chief Financial Officer

(principal accounting and financial officer

14