Form 10KSB
period 2004-12-31
Sunset Brands Inc
filed 2005-04-15
CIK 1137149

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     ----------------------------------
                                   FORM 10-KSB


(MARK ONE)

 X   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934
---

                For the fiscal year ended December 31, 2004
                                       or

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES --- EXCHANGE ACT OF 1934

               For the transition period from _____ to ______

                        COMMISSION FILE NUMBER: 000-51162

                               SUNSET BRANDS, INC.
                 (Name of Small Business Issuer in its Charter)

            NEVADA                                             91-2007330
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

    10990 Wilshire Boulevard, Suite 1220, Los Angeles, California 90024
        (Address of Principal Executive Offices Including Zip Code)

                               (310) 478-4600 (Registrant's Telephone Number,
            Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Act:  Common Stock

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X    NO
   -----    -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form 10-KSB, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked price of the common stock as of March 31, 2005, was $13,067,706.

The Registrant's revenues for its most recent fiscal year were $2,226,800.

There were 8,733,034 shares of the Registrant's Common Stock outstanding as of March 31, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

               TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

YES      NO  X
   -----   -----

                                TABLE OF CONTENTS

PART I
                                                                            Page

ITEM 1      DESCRIPTION OF BUSINESS........................................... 3

ITEM 2      DESCRIPTION OF PROPERTY...........................................19

ITEM 3      LEGAL PROCEEDINGS.................................................19

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............20

PART II

ITEM 5      MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER
            MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.................20

ITEM 6      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ........21

ITEM 7      FINANCIAL STATEMENTS..............................................24

ITEM 8      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE............................24

ITEM 8A     CONTROLS AND PROCEDURES...........................................24

PART III

ITEM 9      DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT....................25

ITEM 10     EXECUTIVE COMPENSATION............................................27

ITEM 11     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS....................29

ITEM 12     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................31

ITEM 13     EXHIBITS AND REPORTS ON FORM 8-K..................................31

ITEM 14     PRINCIPAL ACCOUNTANT FEES AND SERVICES............................32

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS

OVERVIEW

     Sunset Brands, Inc. was incorporated in Nevada on May 1, 1998 as Novanet International, Inc. Effective August 1, 2004, Sunset changed its name to Cascade Sled Dog Adventures, Inc. and effective October 4, 2004 it changed its name to Sunset Brands, Inc. Sunset's initial business consisted of conducting sled dog tours in the Mt. St. Helens area of Washington State. The winter of 2000 through 2001 was the only operational year for sled dog tours by Sunset. As of September 7, 2001 Sunset discontinued operations. In August, 2002 Sunset completed the divestment and return to Mr. Steve Madsen, an original founder, of all proprietary assets and rights pertaining to sled dog activities or other dog products and services earlier contributed by Mr. Madsen in exchange for all of his 480,000 issued and outstanding shares. Mr. Steve Madsen further relinquished all claims to any accrued wages or other compensation.

     Since the return of assets to Mr. Steve Madsen, Sunset was an inactive public company until the completion of the Sunset Merger and the LCC Merger in October 2004. Following the Sunset Merger and the LCC Merger, Sunset's current business intends to capitalize on the fast growing demand for healthy, better for you foods and beverages that has resulted from the increased popularity of these items in everyday diets. It is Sunset's goal to become a category leader in this field through both the introduction of new product lines, as well as, the acquisition of additional healthy, better for you brands and/or companies. Sunset's initial entry into this category was through the acquisition of Low Carb Creations in October 2004. Although there can be no assurances that Sunset will be successful in its business plan, Sunset believes that the acquisition of Low Carb Creations will position Sunset to begin its acquisition program and eventually become a leader in the healthy, better for you food and beverage industry.

MARKET OPPORTUNITY

     Over the past decade, the United States has seen a rapid rise in obesity and related health problems have reached near-epidemic proportions. The increase in obesity has been due to an increasingly sedentary life style as well as the demographic trends. With nearly two-thirds of American adults considered overweight and over 50% classified as obese, according to the Center for Disease Control and Prevention, Sunset believes that a change in the demand patterns for consumer products in order to combat this growing national epidemic is inevitable. This shift in demand patterns is evidenced by the rapid growth in diet/weight-loss products. Sales of diet/weight-loss products reached over $39 billion in 2002 and is projected to grow to $48.8 billion by 2006 according to Marketdata Enterprises, a Tampa, Fla.-based research firm.

     Sunset believes that a significant opportunity exists for consumer food product companies and retailers to help consumers address overall wellness plans and increasing obesity concerns through the introduction of new health-conscious food and beverage products. Given the expanding demand for healthier food products, including low-carbohydrate foods and beverages, there remains a significant opportunity to effectively supply the national retail sector with a comprehensive strategic approach to exploit this growing market opportunity. Sunset has developed a business strategy designed to enable it to offer quality, satisfying, competitively priced better-for-you products that meet the needs of health-conscious consumers. Many manufacturers of healthy foods and beverages are smaller operations, who lack the ability to produce on a national scale, resulting in excessively higher priced offerings compared to their mass market counterparts. Sunset believes its management and financial expertise provides it not only the capability to acquire a portfolio of leading products, but the ability to successfully market those brands and acquire national retail shelf space, offering potential economies of scale and increased cost efficiencies that can produce competitive margin returns.

     Sunset believes smaller companies have the opportunity to become first movers in capitalizing on the significant growth potential in the healthy food and beverage industry. Sunset's plan and mission is to aggregate a select number of specialty brand marketing operations that produce quality healthy food and beverage products and have the capacity to scale their operations on a national retail level. Through the effective integration of these specialty brands, Sunset expects to achieve economies of scale and offer a comprehensive approach to mass and natural channel retail outlets nationwide.

BUSINESS STRATEGY

     It is Sunset's objective to become a leading producer of healthy, better for you food products in selected market segments. Although there can be no assurances as to the ultimate success of Sunset in attaining this goal, the elements of Sunset's business strategy are expected to be:

                  o Expansion of market presence through acquisitions in addition to new product introductions.
                  o Establish nationwide in-store partnership programs with leading retailers
                  o Increase market presence through in-house and on-site sales efforts and related marketing
                  o   Maximize cost efficiencies through outsourcing

     ACQUISITION STRATEGY

     Sunset believes that a key element of success in the healthy food products market relates to the breadth of product offerings. A comprehensive product suite, instead of isolated product lines, will increase Sunset's ability to establish and expand retail and distributor relationships and shelf space in retail outlets.

     Sunset intends to expand its product offerings through traditional product development efforts as well as through acquisition of additional product lines and companies. In this manner, Sunset hopes to be able to offer a diversified portfolio of products within its targeted markets which will, in turn, enable it to establish a greater market presence with regional and national retail chains.

     Although there can be no assurance that suitable acquisitions can be identified or consummated, ideal product acquisition characteristics are as follows:

                  o Unique product offerings with annualized sales between $10 and $50 million
                  o   Competitive industry margins with better than 10% EBITDA
                  o Currently in local/regional distribution and experiencing positive consumer retail demand
                  o Existing owners lack the financial, production or the sales and marketing resources to scale its product distribution on a national level

Industry sources indicate that there are currently over 1,500 products and/or product lines in the market that target the millions of health-conscious dieters. Many of these products are sold and marketed by smaller closely-held companies that have neither the capabilities nor financial resources to scale their distribution on a national level. Sunset intends to leverage its financial, merger and acquisition, sales and marketing expertise in order to achieve economies of scale and to exploit this emerging market opportunity by acquiring locally established brands and launching them into national retail distribution. See "RISK FACTORS - Risks Related to Acquisition Strategy", and "BUSINESS-Proposed Acquisition of U.S. Mills."

     RETAIL STRATEGY

     It is Sunset's goal to develop nationwide, in-store partnership programs with leading retailers of food and beverage products. The objective is to provide a suite of products that meet the comprehensive demands for the health-conscious consumer. Rather than marketing individual products, Sunset believes that presenting the consumer with a consistent, easy to shop healthy food section at various retail store locations is a critical element to ultimate success.

     Sunset will attempt to establish and expand relationships with leading retailers in order to create a category leadership position in the healthy foods marketplace by leveraging existing retail distribution outlets and a suite of quality, satisfying nutritional products. This retail strategy is designed to maximize product visibility and "shop-ability," creating a loyal consumer base for retailers.

     Sunset expects to focus its sales and marketing efforts around the key trade channels listed below:

      Grocery                   Natural                 Mass Merchandisers
      Club Store                Convenience             Gym/Health Stores
      Food Service              Vending                 Schools
      Chain Drug                Military                Export


     Given that each major retail channel appeals to various, sometimes overlapping, consumer needs, Sunset expects to prioritize its retail efforts among the following:

         GROCERY/NATURAL. This channel offers the largest potential market for healthy food products as consumers tend to purchase a substantial portion of their products from retail grocery stores and chains.

         CLUB STORE. This channel can serve as a low cost method of distributing healthy food products to offices and businesses. Additionally it can provide a cost-effective, broad-based sampling venue via in-house demonstrations to consumers.

         CONVENIENCE. This channel typically carries high-carb, high-sugar, fat-laddened products, Sunset believes that these stores have, to date, been underutilized and ignored as a potential outlet for healthier product offerings. As a result, Sunset believes there is an opportunity to take a leadership position in this underdeveloped retail segment.

         FOOD SERVICE. Sunset believes that the desire to providing healthy, on-site options to the work dining experience provides a potential sales channel opportunity for Sunset.

     SALES AND MARKETING STRATEGY

     Sunset intends to devote significant resources to both in-house and on-site sales efforts in order to expand both the number of customers and retail channels as well as product placement and shelf space within such channels. In this regard, Sunset's expects to establish an in-house sales team to establish relationships with potential distributors and retailers. This sales staff will attempt to provide clear insight into the business opportunity available to distributors and retailers and potential methods of addressing their product presentations. Sales penetration strategies will vary from channel to channel but Sunset's sales team is expected to include an account specific executive.

         Sales efforts are expected to focus on the major channel leaders listed below:


--------------------------------------------------------------------------------
GROCERY             MASS             DRUG            C-STORE             CLUB
--------------------------------------------------------------------------------
Wal*Mart          Wal*Mart        Walgreen's        7- Eleven           Costco
Kroger            Target          CVS               Circle K            Sam's
Safeway           Kmart           Eckerd            Exxon               BJ's
Albertson                         Rite Aid          Mobil
Publix                            Osco              Chevron
Whole Foods                       Longs             Texaco
Wild Oats                                           Shell
Winn Dixie                                          Marathon
SuperValu                                           Diamond
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
FOOD SERVICE       VENDING          SCHOOL           MILITARY           EXPORT
--------------------------------------------------------------------------------
Sysco                VSA          California          DECA             Europe
Aramark                           New York            Comm             Asia
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
USFS                              Illinois            AAFES            Caribbean
Coremark                          Florida
Compass                           Texas
Eby Brown                         California
Mclane                            Washington
Sodexco                           Texas
                                  Ohio
                                  Pennsylvania
                                     Georgia
--------------------------------------------------------------------------------


     Sunset expects to employ a strategic category management approach in sales planning and presentation. Sunset will adhere to the key principles of category management with specific attention to SKU rationalization. SKU rationalization is the self-policing of individual product line. Sunset expects to work closely with retail partners to recommend product that "sell" in sufficient quantities to justify space allocation requirements. Through effective consumer focus group feedback and SKU management, Sunset will attempt to keep its product line current and appealing to consumers. Sunset expects to assist its retailers in effectively organizing its product categories in accordance with the following four key retail market drivers:

     o SHELF SPACE. Retailers must determine the appropriate amount of shelf space to allocate to each specific category within the store and the most effective position based on traffic flow in which to place each specific category. Sunset will offer recommendations to assist the retailer in optimizing not only the amount of section footage to allocate to products, but also the most effective category adjacencies with which to maximize exposure, cross-merchandising and overall store profitability.

     o MERCHANDISING. Proper merchandising is a key element to providing maximum exposure to any brand. Merchants focus on effective shelf and display merchandising in order to yield increased shopping basket size. Placing complementary items in close proximity encourages the shopper to buy similar items, increasing basket size and the average sale. Sunset expects that by offering a comprehensive assortment of low carb products it will be able to compliment existing product merchandising at the store location.

     o PROMOTION. Sunset believes it can generate strong periodic sales growth through an effective promotional strategy. Through a combination of advertising, display and price reduction Sunset believes it has the potential to generate significant increase in sales volumes during promotional periods. Promotional programs tend to sustain higher intermediate to long term sales volume rates due to the trail generated from effective promotions.

     o DISTRIBUTION. Distribution is often overlooked during the sales process as companies are satisfied to secure retailer headquarters authorization. However, product will not successfully reach shelves without effective, periodic store-level compliance. Sunset intends to incorporate sufficient store-level compliance checks into its planning to ensure that retail conditions in the store mirror the proposition sold to the retailer headquarters. Frequent store-level compliance checks will enable Sunset to stay current on trends that may impact future channel direction decisions.

         Sunset expects to supplement and complement its in-house sales efforts through on-site sales personnel who will attempt to assure maximization of Company sales at selected retailers:

     o SPACING. Sunset's retail representatives will attempt to ensure that its products are arranged in accordance with the approved plan-o-gram
         (POG) models. One key objective of Sunset's planned retail compliance check will be to maximize "speed to shelf" on approved new items.

     o MERCHANDISING. Sunset will attempt to ensure that the category is set according to POG. POG is based on anticipated consumer shopping patterns. Within a specific food category, consumers typically shop-type in the following order: item, flavor, format, price and value. Company POG formatting recommendations will be designed to anticipate this shopping decision tree to appeal to consumer taste and shopping preferences.

     o RETAIL PROMOTION. Sunset intends to equip its retail staff with key sales intelligence in order to maximize display during promotional periods. Field teams will conduct ongoing market checks to ensure that headquarter approved programs are indeed being executed at retail stores. Effective execution of retail compliance checks are expected to provide strong returns on the funds allocated to supporting these store-level calls.

     Sunset expects to expand its marketing expenditures in an effort to increase consumer and retailer awareness and brand identification. Marketing tactics are expected to include one or more of the following:


     TRADE SHOWS. Sunset expects to overlay our consumer advertisement with like kind venues in which to gain exposure to potential key customers and retailers. Trade shows are the ideal venue in which to conduct initial meetings and identify sales leads within the trade.

     ACCOUNT SPECIFIC MARKETING. Sunset intends to determine the most effective retailer programs available to successfully promote Sunset brands. These programs can include secondary locations/display, temporary price reduction, in-store advertising and ads.

     IN-STORE DEMONSTRATIONS. To generate consumer trial and purchase, retailers have internal demonstration service programs that promote key items that are on promotion. Sunset expects to work with each retailer to determine the most cost affordable demo program that will generate trial and sales.

     FIELD MARKETING. Field marketing programs are expected to include (i) direct to consumer marketing designed to gain trial, quantitative market research (consumer reaction to product) database of trial consumers and retailer promotional programs that will encourage repurchase, (ii) ethnic marketing specifically targeting a variety of ethnic groups, and (iii) consumer education regarding the benefits of low carb diets and products that can be delivered to consumers via a retail face-to-face interaction, printed collateral and training programs tied into dietary events.

     OUTSOURCE STRATEGY

     Today, the global outsource market is estimated at $400 billion and growing rapidly. Utilization of outsourced experts is a widely accepted business practice across a variety of industries. Benefits that are derived from outsourcing partners includes reduced costs, improves productivity, state of the art technology, industry and service expertise, infrastructure and speed to market. Sunset will determine the most effective provider to implement our marketing and merchandising strategies. These groups will have core competences and proven expertise in key areas of service. Sunset expects to recruit, hire, train and manage these outsourced providers. See "RISK FACTORS -- Risk of Reliance on Third-Party Producers."

     When managed correctly, outsourcing can provide a valuable mechanism to minimize labor expenses and capital requirements. The following channels represent areas where Sunset believes outsourced duties can be leveraged and managed to enhance cost controls while still maintaining effective goal achievement:

     o BROKER REPRESENTATION. Sunset intends to leverage the strength and relationships that 3rd party brokers have with leading retailers. Broker costs are variable and tied to volume performance metrics, serving as an effective compliment in the sales process that can reduce heavy fixed sales management headcount.

     o PACKING. Sunset expects to use co-packing manufacturing partners and third party producers. As Sunset grows in the marketplace, securing an East and West Coast co-packing relationship will reduce shipping costs and overall expenses.

     o MARKETING. Sunset's strategic marketing objective will be to achieve maximum brand awareness to targeted consumers via a coordinated program of viral, cost-effective initiatives. Sunset intends to utilize a wide array of venues to gain consumer awareness. Sunset intends to retain outsourced marketing experts who will work with Sunset in the development and execution of promotional/marketing programs that target the health-conscious consumer. Programs are expected to include targeted, measurable customer intercepts, sampling and demo programs.

LOW CARB CREATIONS

     Through the acquisition of Low Carb Creations, Sunset has established a portfolio of brands to embark on its acquisition strategy. Based in Vancouver, Washington, Low Carb Creations was formed in early 2002 and markets and sells a variety of low carb food products including cookies, brittle, cheesecake, drink mixes, pasta and pizza, amongst others. In 2003 and 2004, its first two full years of operations, LCC produced approximately $4.2 million and $2.3 million in revenues, respectively, with sales primarily to nutritional and health food stores. See "AVAILABLE INFORMATION AND INCORPORATION BY REFERENCE" as well as "THE MERGER AND LCC ACQUISITION."

         PRODUCTS. Low Carb Creations' products consist of a variety of low-carb offerings designed for people who want to live the low-carb lifestyle, but without giving up their favorite foods. Low Carb Creations was launched in early 2002 to help people understand, enjoy and benefit from the low carb lifestyle. In its short operating history, Low Carb Creations brand has established good-tasting low carb products such as cookies, brittle, cheesecake, drink mixes, pasta and pizza.

     PRODUCT MANUFACTURING AND DEVELOPMENT. New product ideas are derived from a number of sources, including trade publications, our executives, staff, consultants and outside parties, including LCC's third-party manufacturers. In general, LCC will attempt to analyze the viability of a new product idea through consumer focus groups and informal research regarding low-carb consumer trends. Once a new product idea has been developed, tested and, if required, approved by the USDA, LCC has historically utilized co-packing manufacturing partners and third party producers to produce and package its products. It is expected that Sunset will continue this practice.

     Substantially all of the products sold by Low Carb Creations are manufactured and packaged pursuant to production agreements pursuant to which such third-parties agree to produce and, in some cases, warehouse product lines. Sunset expects that a large portion of any future products, whether through LCC or future acquisitions, will be manufactured and packaged pursuant to similar third-party agreements. If any significant third-party producers terminated its relationship with Low Carb Creations or was prevented from meeting its production needs on a timely and cost-effective basis for any reason, including regulatory or other actions taken by third parties, credit constraints on Sunset or such producers, capacity limitations or incorrect estimation of demand or production, competition for production resources, constraints in the supply of raw materials, increases in ingredient costs or the costs of production, or natural disaster, acts of terrorism or other disruptions, the resulting interruption or cessation of production would severely affect Sunset's operations and its customer relationships. Sunset and LCC may not be able to find an alternative third party producer that would agree to and could reliably manufacture products on a timely and cost effective basis.

         CUSTOMERS. LCC's food and beverage products are primarily being distributed to smaller regional grocery chains and specialty shops. LCC currently has no arrangements with major national grocery, convenience or drug stores, or any mass market or club outlets. Although LCC and Sunset intend to target these larger chains and stores as potential customers, there can be no assurance that these efforts will be successful.

     SALES AND MARKETING. LCC sells its products primarily through third-party sales brokers in order to exploit the relationships of such brokers with natural and health food retail outlets. LCC believes this is a cost-effective and time efficient sales approach, rather than having to absorb the costs associated with building an internal national sales force and generating those relationships directly.

     LCC also relies upon its management team, and in particular Linda Langdon, to help generate buying interest from distributors and retailers nationwide. As a long-time participant in the low-carb industry, Ms. Langdon has extensive industry contacts and has been a speaker at various low-carb industry functions. In addition, LCC selectively advertises in trade publications and its representatives regularly attend trade shows, such as ExpoWest and ExpoEast.

PROPOSED ACQUISITION OF U.S. MILLS

     On February 18, 2005 Sunset entered into an Acquisition Agreement and Plan of Merger (the "Merger Agreement") to acquire U.S. Mills, Inc., a leading branded consumer marketer of natural, organic and specialty ready-to-eat cereals, hot cereals, cookies and crackers. In its last fiscal year, revenues of U.S. Mills, Inc. totaled approximately $15.8 million with over $2 million of positive operating cash flows.

     U.S. Mills' products include widely-recognized brands such as Uncle Sam Cereal, Erewhon, New Morning, Farina and Skinner's Raisin Bran products. Their brands are sold through supermarkets, mass merchandisers, wholesale grocers, natural food distributors and specialty food distributors. The products are sold in all 50 states, Canada and Puerto Rico as well as Asia and the Middle East.

Acquisition Agreement and Plan of Merger

     Pursuant to the terms of the Merger Agreement, USM Acquisition Subs, Inc., a newly formed Delaware corporation and wholly-owned subsidiary of the Company (the "Merger Sub") will merge with and into U.S. Mills, Inc. ("USM"), with USM continuing as the surviving corporation and a wholly-owned subsidiary of the Company (the "Merger").

     At the effective time and as a result of the Merger, the outstanding shares of the capital stock of USM shall be cancelled and the holders of the outstanding capital stock of USM shall receive, in the aggregate, the following consideration (the "Merger Consideration"): (i) $17,000,000 in cash less any cash used to repay outstanding indebtedness for borrowed money including debt to IBF Fund Liquidating LLC ("IBF") and its affiliates, and (ii) the number of Units having an aggregate value equal to $3,000,000. The term "Units" refers to shares of the Company's Series B Preferred Stock and warrants to purchase shares of the Company's common stock that are expected to be offered and sold by the Company to third-party financing sources prior to or simultaneously with the closing of the merger (the "Series B Financing"). The Units issued to the former shareholders of USM shall be valued at the price at which the Units are sold pursuant to the Series B Financing; provided, however, that in no event shall the aggregate liquidation preference of the shares of Series B Preferred Stock issued to the former shareholders of USM at the closing of the Merger (the "Merger Shares") be less than $3,000,000. In the event the aggregate liquidation preference and, if applicable, redemption price, of the Merger Shares is less than $3,000,000, the number of Merger Shares to be issued at closing shall be increased so that the aggregate liquidation preference and, if applicable, the redemption price of the Merger Shares at closing equals $3,000,000.

     The total Merger Consideration is subject to adjustment, upwards or downwards dollar for dollar by the amount (the "Working Capital Adjustment") if any, that USM's working capital as of the closing of the Merger is greater than or less than a deficit of $750,000; provided, that any upward adjustment in the Merger Consideration is limited to $500,000 and shall be paid through the issuance of additional Units. In addition, in the event that 2004 audited earnings before interest, taxes, depreciation and amortization ("EBITDA") of USM is below $2,044,000, the aggregate Merger Consideration shall be reduced by (i) the amount by which the 2004 Audited EBITDA is below $2,044,000 multiplied by
(ii) ten.

     At the closing, a total of $1,300,000 in cash and Units having an aggregate value of $1,200,000 shall be withheld from the amount payable to the shareholders of USM and shall be delivered to a third-party escrow agent to be held in escrow in order to secure (i) payment of any Working Capital Adjustment and (ii) payment of the indemnification obligations of selling parties pursuant to the Merger Agreement. The amounts held in escrow shall be retained by the escrow agent until the second business day following the twelve month anniversary of the closing of the Merger, unless earlier released in payment of Working Capital Adjustments, if any, or otherwise in accordance with the terms of the Merger Agreement; provided, however, that upon determination of the final Working Capital Adjustment, all but $300,000 of the cash in the escrow account shall be released, leaving no more than $1,500,000 in escrow ($1,200,000 of Units and $300,000 in cash) to cover any indemnification claims made by the Company.

     USM and the Company have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants by USM (i) to conduct its businesses in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and consummation of the Merger, and (ii) not to engage in certain kinds of transactions during such period. In addition, USM made certain additional customary covenants, including among others, covenants not to: (i) solicit proposals relating to alternative business combination transactions or (ii) subject to certain exceptions, enter into discussions concerning or provide confidential information in connection with alternative business combination transactions.

     Consummation of the Merger is subject to customary conditions, including
(i) approval of the holders of USM's capital stock, (ii) to the extent required under applicable law, approval of holders of the Company's capital stock, (ii) absence of any law or order prohibiting the closing, (iii) subject to certain exceptions, the accuracy of representations and warranties, and (iv) the absence of any material adverse change in USM's business and (v) the delivery of customary opinions and closing documentation. In addition, the closing is conditioned upon cancellation of any indebtedness of USM for borrowed money in excess of $17,000,000, and the entry of a final, non-appealable order of the United States Bankruptcy Court for the Southern District of New York approving the execution and delivery of the Merger Agreement by IBF and the transactions contemplated thereby.

     As required by the Merger Agreement, Sunset has delivered into escrow $500,000 in cash and 500,000 shares of the Company's common stock (the "Deposit"). The Merger Agreement contains certain termination rights for both USM and the Company, and further provides that, upon termination of the Merger Agreement under specified circumstances, USM may be required to pay a termination fee of $500,000. In addition, in the event all other conditions to closing to be satisfied by IBF or USM have been satisfied and the Company fails to close due to a failure of the Company to have sufficient cash or other financing in place to close, the Company may be required to forfeit the Deposit to USM.

     The foregoing description of the Merger and the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is filed as Exhibit 2.1 to the Company's Form 8-K dated February 18, 2005, and is incorporated into this report by reference.

Investor Rights Agreement

     As a condition to the closing of the Merger, the Company and the shareholders of USM who receive merger consideration (the "Purchasers") shall enter into an Investor Rights Agreement. Pursuant to the Investor Rights Agreement, the Company shall provide certain registration rights to the holders of the Units issued to the shareholders of USM in connection with the Merger (or shares of Company common stock issuable upon exercise or conversion of the Series B Preferred Stock and warrants underlying the Units). In addition, the Purchasers shall agree to certain restrictions on transfer and sale of the Series B Preferred Stock and Warrants included in the Units issued in connection with the merger for a period of three years following the closing date; provided, however, that such restrictions shall not apply to sales of common stock underlying the Units made after the earlier of (i) one year following the effective date of the registration statement registering the common stock for resale, or (ii) 15 months following the closing of the Merger; provided, however, certain trading price and average daily volume thresholds must be met prior to any such sales.

     Further, the Investor Rights Agreement provides for the repurchase by the Company of the Series B Preferred Stock and cancellation of all or part of the warrants in certain circumstances. Specifically, the Company may, directly or through a designee, repurchase from the Purchaser the shares of Series B Preferred Stock issued in connection with the Merger at any time and must repurchase any such shares of Series B Preferred Stock on the third anniversary of the closing of the Merger. The repurchase price for all Series B Preferred Stock issued to Purchasers in the Merger will be $3,000,000 plus any accrued dividends. In the event the Company does not repurchase the Series B Preferred Stock prior to the first anniversary of the closing date, the Company shall be required to pay premiums (the "Repurchase Premiums"), payable either in cash or in additional shares of Series B Preferred Stock, which Repurchase Premiums shall accrue on a quarterly basis and shall be at a rate so that the annual dividend rate payable on the Series B Preferred Stock when added to the annual Repurchase Premium equals 8%, 14% and 20% in years one, two and three, respectively.

     In addition, the Investor Rights Agreement provides that a portion of the warrants issued to the Purchaser as part of the merger consideration will vest over three years following closing and with the unvested portion being cancelled upon the repurchase, conversion or sale of the shares of Series B Preferred Stock prior to the third anniversary of the closing date.

Employment Agreements

     The Company anticipates that following the closing of the merger, Charles Verde and Cynthia Davis shall continue as President and Executive Vice President, respectively, of USM and that each of them shall enter into employment agreements with USM effective as of the closing.

GOVERNMENT REGULATION

     Companies engaged in the manufacture, packaging and distribution of food items are subject to extensive regulation by various government agencies, including the FDA, FTC, the USDA and state regulators, which, pursuant to statutes, rules, and regulations, prescribe quality, purity, manufacturing and labeling requirements. Food products are often subject to "standard of identity" requirements which are promulgated at either the federal or state level to determine the permissible qualitative and quantitative ingredient content of food. To the extent that any product that we seek to market does not conform to an applicable standard, special permission to market such a product is required. United States product labels are subject to regulation by the USDA, FDA and/or the FTC. Such regulations include standards for product descriptions, nutritional claims, label format, minimum type sizes, content and location of nutritional information panels, nutritional comparisons, and ingredient content panels. Low Carb Creation's labels, ingredients and manufacturing processes will be subject to inspection by the FDA, FTC and USDA.

     Food and beverage manufacturing facilities are subject to inspections by various regulatory authorities. A finding of a failure to comply with one or more regulatory requirements can result in the imposition of sanctions including the closing of all or a portion of a company's facilities, subject to a period during which the company can remedy the alleged violations. While Sunset believes that all of the distributors and co-packers used by Low Carb Creations are in compliance in all material respects with governmental regulations regarding current products and have obtained the material governmental permits, licenses, qualifications and approvals required for our operations, there can be no assurance that Low Carb Creations, its distributors and co-packers will be able to comply with such laws and regulations in the future or that new governmental laws and regulations will not be introduced that could prevent or temporarily inhibit the development, distribution and sale of Sunset products to consumers.

     Federal regulatory authorities, including the FDA and FTC, have indicated that they are considering the development and implementation of rules and regulations that would specifically apply to the low-carbohydrate food and beverage industry. State regulators may propose similar rules and regulations. Such rules and regulations, if adopted, could include additional labeling requirements or regulations that could require Low Carb Creations and Sunset to alter the taste or composition of its products or impose other obligations. Such changes could adversely affect sales and margins of Sunset, its financial condition and prospects.

     As a marketer of products that are ingested by consumers, Low Carb Creations and Sunset will be subject to the risk that one or more of the ingredients in products sold by them may become the subject of adverse regulatory action at the state or federal level. Such actions could include sales restrictions or prohibitions, labeling requirements or reformulation, any of which could have a material adverse effect on Sunset.

COMPETITION

     The market for packaged foods and beverages in general, and specialty foods and beverages such as those that Sunset expects to sell, is intensely competitive. Sunset will compete directly with manufacturers and distributors of other health-oriented foods and beverages, and compete generally with manufacturers and distributors of other packaged foods and beverages. Competitive factors in the packaged food and beverage industry include product quality and taste, brand awareness among consumers, access to supermarket and other retail shelf space, price, advertising and promotion, variety of products offered, nutritional content, product packaging and package design.

    Some of the competitors and potential competitors that Sunset will face are part of large, diversified food and beverage companies, such as Kraft Foods and PepsiCo, which have greater financial resources and a wider range of product offerings than offered by LCC. If these larger competitors choose to introduce products similar to LCC's at lower prices, LCC's ability to expand its market presence in new markets and to retain market share in existing markets may be adversely affected and Sunset's overall margins would suffer. Sunset will lack the resources to advertise and promote its products on the scale that certain of its larger competitors use to foster brand recognition of their products. If Sunset is unable to effectively promote its brands and products, the resulting lack of consumer demand could cause retailers to not allocate shelf space to LCC or other Sunset product on favorable terms, if at all. As LCC and Sunset enter new markets, they may encounter competition from regional manufacturers and distributors not active in LCC's established markets. If these competitors use price promotions or advertising campaigns to stimulate demand for their products, Sunset and LCC could be forced to compete using similar programs, thereby increasing its costs and reducing its margins. The competitive environment for healthier products could adversely affect Sunset's future sales and profits, financial condition and liquidity and its ability to grow its business. There can be no assurance that Sunset or LCC will be able to compete effectively in the markets it enters.

INTELLECTUAL PROPERTY

     PROTECTION OF FORMULAS AND OTHER TECHNOLOGY. Low Carb Creations relies on a combination of trade secret laws and contractual restrictions to protect its intellectual property. Although Sunset believes that many of the formulas and processes utilized in connection with the production of Low Carb Creation products may be proprietary, LCC has relied upon third-party manufacturers and producers to develop and test such formulas. Low Carb Creations has not sought patent protection for such technology and it is unlikely that patent protection would be available. Following completion of the LCC Merger, Sunset expects to rely on the complexity of the formulas, trade secrecy laws and on confidentiality agreements in order to protect any proprietary formulas and processes. However, there can be no assurance that such methods will be effective in preventing competitors or our third party suppliers and manufacturers from utilizing these formulas and processes to produce competing products. If competitors of Low Carb Creations, certain of which may have significantly greater resources than Sunset, introduce products that utilize formulas and manufacturing methods that are similar or substantially the same as those currently manufactured, or that may in the future be manufactured, by Sunset, Sunset's sales, financial condition and prospects could be adversely affected.

     Sunset and Low Carb Creations have not attempted to ascertain or evaluate whether the formulas and processes utilized by Low Carb Creations infringe on the patent or proprietary rights of others. As a result, Sunset and Low Carb Creations may be subject to infringement claims. Any such claims, whether with or without merit, can be time consuming and expensive to defend, may divert management's attention and resources, could cause product shipment delays and could require Sunset to enter into costly royalty or licensing agreements. If a successful claim of product infringement is brought against Sunset or Low Carb Creations, the inability to license the infringed or similar intellectual property could adversely affect the business of Sunset.

     Trademarks. Low Carb Creations has applied for registration of various trademarks and tradenames in connection with its products and operations. Such trademark registrations, if and when granted, are issued through the United States Patent and Trademark Office. LCC has not sought foreign protection for its trademarks but may do so in the future to the extent that it sells product outside of the United States. LCC consider its trademarks and tradenames to be an important factor in its business.

EMPLOYEES

     As of March 22, 2005, Sunset has five employees, none of which are represented by a labor union or are subject to a collective bargaining agreement. Sunset has never experienced work stoppage and believes that its relationship with its employees is good.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information contained in this prospectus, before you decide to buy our common stock. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may impair our business. Any adverse effect on our business, financial condition, or results of operations could result in a decline in the trading price of our common stock and the loss of all or part of your investment.

                 RISKS RELATED TO OUR BUSINESS AND INDUSTRY

WE HAVE A LIMITED OPERATING HISTORY AND CANNOT ASSURE THAT OUR BUSINESS WILL BE PROFITABLE OR THAT OUR BUSINESS STRATEGY CAN BE IMPLEMENTED EFFECTIVELY.

     Sunset has no operating history or significant assets. Similarly, Sunset California is recently formed and has no operating history or significant assets. Moreover, Low Carb Creations was formed in 2002 and has only a brief operating history upon which an evaluation of its prospects can be made. Sunset's prospects are subject to the substantial risks, expenses and difficulties frequently encountered in the establishment and growth of a new business in the food industry, which is characterized by a significant number of market entrants and intense competition, as well as the various risk factors described herein. The combined companies will incur substantial additional expenses, including advertising and promotional costs, "slotting" expenses (i.e., the cost of obtaining shelf space in certain stores), and integration costs of any future acquisitions. Accordingly, Sunset may incur losses in the future as a result of the implementation of its business strategy, even if revenues increase significantly. We can provide no assurance that Sunset's business strategy will prove successful or that Sunset will be profitable in the future.

OUR PRODUCT DIVERSIFICATION IS LIMITED, AND WE CAN PROVIDE NO ASSURANCE THAT THE POPULARITY OF LOW-CARBOHYDRATE DIETS WILL CONTINUE OR THAT CONSUMERS WILL ACCEPTANCE OUR EXISTING AND FUTURE PRODUCTS.

     Consumer preferences for food and beverage products, especially health and diet-oriented products such as those Sunset intends to sell, are continually changing and are extremely difficult to predict. Much of the demand and popularity of low-carb foods and beverages is a result of the perceived health benefits and effectiveness of a low-carbohydrate diet and the increased popularity of low-carbohydrate weight loss methods such as the Atkins diet. The views of medical professionals and consumers as to the benefits and effectiveness of a low-carbohydrate diet may change and will have a significant influence on demand for Sunset's products. We can provide no assurance that Sunset will be able to achieve a significant degree of market acceptance for its products, that acceptance, if achieved, will be sustained for any significant period, or that product life cycles will be sufficient to permit Sunset to recover start-up and other associated costs. We can provide no assurance that Sunset will succeed in the development of any new products or that any new products developed by Sunset will achieve market acceptance or generate meaningful revenue for Sunset. The fact that Sunset's products currently consist entirely of low-carbohydrate products, will increase the potential adverse effects associated with changes in consumer preferences away from low-carb diet products.

RISKS RELATING TO OUR ACQUISITION STRATEGY
------------------------------------------

WE WILL NEED ADDITIONAL FINANCING FOR ACQUISITIONS AND SALES GROWTH.

     A significant element of Sunset's business strategy is the acquisition, development and expansion of healthy food and beverage brands and products. It is likely that Sunset will require third party financing (debt or equity) in connection with any future acquisitions, in connection with the expansion of Sunset's business through non-acquisition means, as a result of any future operating losses, or to provide working capital for general corporate purposes. There can be no assurance that any such required financing will be available or, if available, on terms attractive to Sunset. Any third party financing obtained by Sunset may result in dilution of the equity interests of Sunset's shareholders. In the event that Sunset is unable to obtain financing on favorable terms, Sunset may not be able to successfully implement its business plan and its financial condition and results of operations would be adversely affected.

     In addition, Sunset believes that LCC's ability to expand its sales and increase its operating profits is constrained by a lack of working capital necessary to acquire inventory. There can be no assurance that Sunset will be able to obtain adequate working capital on favorable terms, if at all. The failure to obtain such additional working capital would have an adverse effect on the ability of Sunset to expand sales and operating profits of any operating units, including LCC.

PURSUIT OF OUR ACQUISITION STRATEGY COULD RESULT IN UNFORESEEN LOSSES AND DIVERSION OF TIME AND RESOURCES. FAILURE OF OUR ACQUISITION STRATEGY COULD DECREASE OUR EFFICIENCY, LIMIT OUR GROWTH AND ULTIMATELY HINDER OUR PROFITABILITY.

     A significant element of our business strategy will be the pursuit of strategic acquisition opportunities for the purpose of expanding, complementing and/or diversifying Sunset's product offerings and business. Such strategic acquisitions are likely to continue to comprise an element of Sunset's business strategy for the foreseeable future. However, we can provide no assurance that we will be able to identify, finance and complete additional suitable acquisitions on acceptable terms, or that future acquisitions will be successful. Failure to acquire additional healthy food products or businesses may result in a failure to realize operating efficiencies and economies of scale and could prevent Sunset from obtaining the sales volume necessary to most effectively negotiate with customers and suppliers. This, in turn could, hinder our profitability. Moreover, Sunset may be unable to successfully integrate acquired companies or their management teams into Sunset's operating structure, retain management teams of acquired companies on a long-term basis, or operate acquired companies profitably.

     In addition, future acquisitions could divert management's attention from the daily operations of Sunset and otherwise require additional management, operational and financial resources. Acquisitions may also involve a number of other risks, including adverse short-term effects on Sunset's operating results, dependence on retaining key personnel and customers, and risks associated with unanticipated liabilities or contingencies.

THE ABSENCE OF SUBSTANTIVE DISCLOSURE RELATING TO PROSPECTIVE ACQUISITION TARGETS MAKES IT DIFFICULT FOR INVESTORS TO EVALUATE OUR FUTURE PROFITABILITY.

     Because a significant part of Sunset's business plan involves acquisitions of other businesses, companies or brands which have not yet been identified, purchasers of Sunset's common stock will have no substantive information concerning consummation of any specific acquisition in considering an investment in Sunset. The absence of disclosure can be contrasted with the disclosure which would be necessary if Sunset had already identified an acquisition target. There can be no assurance that an investment in the securities offered hereby will not ultimately prove to be less favorable to investors than a direct investment, if such opportunity were available, in an acquisition candidate.

THE ABSENCE OF VALUATION OR FAIRNESS OPINION IN CONNECTION WITH THE LOW CARB CREATIONS ACQUISITION MAY MEAN THAT WE PAID MORE FOR THE ACQUISITION THAN AN INDEPENDENT THIRD-PARTY COULD HAVE.

     Sunset did not obtain a valuation or fairness opinion concerning the acquisition of Low Carb Creations prior to acquiring it. Sunset's board of directors primarily considered the assets on the balance sheet of Low Carb Creations, the value of Low Carb Creations' brands, and actual and prospective financial performance when setting a price for the acquisition. The board also considered the fact that the stockholders of Low Carb Creations agreed to take payment in stock rather than cash in setting the value of the acquisition. The fact that Sunset did not receive a valuation or fairness opinion concerning the purchase may mean that an independent third-party could have acquired Low Carb Creations for a price less than Sunset paid.

RISKS RELATING TO OUR BUSINESS OPERATIONS
-----------------------------------------

OUR MANAGEMENT LACKS EXPERIENCE IN OPERATING LOW CARB CREATIONS OR OTHER PACKAGED FOOD COMPANIES.

     Sunset, together with its subsidiaries, is a newly-formed company with no operations for investors to review. A portion of our management team, including our Chief Executive Officer, has had no prior experience in operating Low Carb Creations or any other consumer packaged goods company. Sunset will initially be dependent upon the industry experience of the existing management of Low Carb Creations in operating our business and implementing Sunset's business plan. In the event that the management team of Low Carb Creations become unavailable or is unable to work effectively with Sunset's management team to run Low Carb Creations or any other companies or businesses Sunset acquires, Sunset's business and its ability to implement its business and growth plan would be adversely affected.

BECAUSE WE HAVE NOT PATENTED THE FORMULAS OR MANUFACTURING METHODS FOR OUR PRODUCTS AND WE RELY ON THIRD PARTIES FOR PRODUCT DEVELOPMENT, WE MAY BE VULNERABLE TO INFRINGEMENT OF THESE FORMULAS OR METHODS OR TO CLAIMS OF INFRINGEMENT AGAINST SUNSET. LOSS OF THE USE OF THESE FORMULAS OR METHODS COULD DIMINISH OUR PROFITABILITY.

     Although we believe that many of the formulas and processes utilized in connection with the production of Low Carb Creations products may be proprietary, LCC has relied upon third-party manufacturers and producers to develop and test such formulas. Low Carb Creations has not sought patent protection for such technology and it is unlikely that patent protection would be available. Sunset expects to rely on the complexity of the formulas, trade secrecy laws and on confidentiality agreements in order to protect any proprietary formulas and processes. However, there can be no assurance that such methods will be effective in preventing competitors or our third-party suppliers and manufacturers from utilizing these formulas and processes to produce competing products. If competitors of Sunset, certain of which may have significantly greater resources than Sunset, introduce products that utilize formulas and manufacturing methods that are similar or substantially the same as those currently manufactured, or that may in the future be manufactured, by Sunset, Sunset's sales, financial condition and prospects could be adversely affected.

     Sunset has not attempted to ascertain or evaluate whether the formulas and processes utilized by Low Carb Creations infringe on the patent or proprietary rights of others. As a result, Sunset and Low Carb Creations may be subject to infringement claims. Any such claims, whether with or without merit, can be time consuming and expensive to defend, may divert management's attention and resources, could cause product shipment delays and could require Sunset to enter into costly royalty or licensing agreements. If a successful claim of product infringement is brought against Sunset or Low Carb Creations, the inability to license the infringed or similar intellectual property could adversely affect our business.

GOVERNMENTAL REGULATION COULD RESULT IN INCREASED COSTS OF LABELING, PERIODIC AUDITS AND COMPLIANCE AS WELL AS TEMPORARY STOPPAGE OF THE DISTRIBUTION OF OUR PRODUCTS.

     Companies engaged in the manufacture, packaging and distribution of food items are subject to extensive regulation by various government agencies, including the FDA and the USDA, which, pursuant to statutes, rules, and regulations, prescribe quality, purity, manufacturing and labeling requirements. Food products are often subject to "standard of identity" requirements which are promulgated at either the federal or state level to determine the permissible qualitative and quantitative ingredient content of food. To the extent that any product that we seek to market does not conform to an applicable standard, special permission to market such a product is required. United States product labels are subject to regulation by the USDA and/or the FDA. Such regulations include standards for product descriptions, nutritional claims, label format, minimum type sizes, content and location of nutritional information panels, nutritional comparisons, and ingredient content panels. Sunset's labels, ingredients and manufacturing processes will be subject to inspection by the FDA and USDA.

     Food and beverage manufacturing facilities are subject to inspections by various regulatory authorities. A finding of a failure to comply with one or more regulatory requirements can result in the imposition of sanctions including the closing of all or a portion of a company's facilities, subject to a period during which the company can remedy the alleged violations. While Sunset believes that all of the distributors and co-packers used by Low Carb Creations are in compliance in all material respects with governmental regulations regarding current products and have obtained the material governmental permits, licenses, qualifications and approvals required for our operations, we or they may be unable to comply with such laws and regulations in the future or new governmental laws and regulations may be introduced that could prevent or temporarily inhibit the development, distribution and sale of Sunset products to consumers.

     Federal regulatory authorities, including the FDA and FTC, have indicated that they are considering the development and implementation of rules and regulations that would specifically apply to the low-carbohydrate food and beverage industry. State regulators may propose similar rules and regulations. Such rules and regulations, if adopted, could include labeling requirements or regulations that could require Sunset to alter the taste or composition of its products or impose other obligations on Sunset. Such changes could adversely affect sales and margins of Sunset, its financial condition and prospects.

     As a marketer of products that are ingested by consumers, Low Carb Creations and Sunset will be subject to the risk that one or more of the ingredients in products sold by them may become the subject of adverse regulatory action at the state or federal level. Such actions could include sales restrictions or prohibitions, labeling requirements or reformulation, any of which could reduce our ability to generate revenues.

SUNSET'S INABILITY TO COMPETE EFFECTIVELY IN THE PACKAGED AND SPECIALTY FOOD AND BEVERAGES INDUSTRY COULD CAUSE THE LOSS OF OUR BUSINESS.

     The market for packaged foods and beverages in general, and specialty foods and beverages such as those that Sunset expects to sell, is intensely competitive. We compete directly with manufacturers and distributors of other low-carbohydrate and diet/health-oriented foods and beverages, and compete generally with manufacturers and distributors of other packaged foods and beverages. Competitive factors in the packaged food and beverage industry and the low-carb food and beverage segment include product quality and taste, brand awareness among consumers, access to supermarket and other retail shelf space, price, advertising and promotion, variety of products offered, nutritional content, product packaging and package design.

     Some of the competitors and potential competitors that Sunset will face are part of large, diversified food and beverage companies, such as Kraft Foods and PepsiCo, which have greater financial resources and a wider range of product offerings than Sunset. If these larger competitors choose to introduce products similar to Sunset's at lower prices, Sunset's ability to expand its market presence in new markets and to retain market share in existing markets may be adversely affected and Sunset's margins would suffer. Sunset will lack the resources to advertise and promote its products on the scale that certain of its larger competitors use to foster brand recognition of their products. If Sunset is unable to effectively promote its brands and products, the resulting lack of consumer demand could cause retailers to not allocate shelf space to Sunset's products on favorable terms, if at all. Any failure to secure and maintain retail shelf space would have a significant negative impact on Sunset's operating results. As Sunset enters new markets, it may encounter competition from regional manufacturers and distributors not active in Sunset's established markets. If these competitors use price promotions or advertising campaigns to stimulate demand for their products, Sunset could be forced to compete using similar programs, thereby increasing its costs and reducing its margins. The competitive environment for low-carb products could adversely affect Sunset's future sales and profits, financial condition and liquidity and its ability to grow its business. Sunset may be unable to compete effectively in the markets it enters.

OUR INABILITY TO SECURE RETAIL SHELF SPACE COULD LIMIT OUR ABILITY TO GENERATE REVENUES AND SUSTAIN PROFITABILITY.

     Successful marketing of food and beverage products generally depends upon obtaining adequate retail shelf space for product display, particularly in supermarkets, supercenters and other large packaged food and beverage retailers. Retailers have a finite amount of shelf space in each of their stores on which food and beverage products are stocked. Like all food manufacturers, retailers may remove Sunset products from store shelves at any time if a retailer determines that sales of such products are falling short of expectations. Products of smaller companies such as Sunset are more likely to be removed from store shelves than products marketed by bigger manufacturers since larger companies can afford more expansive promotions and advertising campaigns. Ultimately, however, the decision about whether to remove or relocate a product will depend on its sales and retail margins, and how these compare to existing or new products. There can be no assurance that Sunset's products will compare favorably in sales and retail margins to existing or new food products that may be introduced in the future. Also, retailers can at their discretion relocate products to lower or higher shelf space that may make it more difficult for consumers to see or find Sunset's products. If Sunset loses shelf space, is unable to secure shelf space, or if Sunset's products are given less favorable shelf locations, Sunset's sales and financial performance will be adversely affected.

     Frequently, food manufacturers and distributors incur additional costs in order to obtain additional shelf space. Whether or not Sunset incurs such costs in a particular market will depend on a number of factors, including demand for Sunset's products, relative availability of shelf space and general competitive conditions. Sunset may incur significant shelf space or other promotional costs as a necessary condition of entering into competition or maintaining market share in particular markets or stores. If incurred, such costs may materially affect Sunset's financial performance.

THE LACK OF LONG-TERM AGREEMENTS WITH RETAILERS OR DISTRIBUTORS INCREASES OUR RISK OF RETURNED PRODUCTS AND COULD CAUSE A LOSS OF REVENUES.

     Low Carb Creations does not, and Sunset does not expect to establish, any long-term agreements with any of their respective retail customers or distributors. As a result, arrangements with respect to pricing, shelf space, cooperative advertising or special promotions, among other things, may be subject to periodic negotiation with each retailer or distributor. It is expected that retailers and distributors will make no binding long-term commitments to Sunset regarding purchase volumes and will make all purchases through short term or one-time purchase orders. It is likely that retailers or distributors could reduce their overall purchases of Sunset products, the number and variety of such products that they carry and the shelf space allotted for Sunset products or otherwise materially change the terms of Sunset's relationship at any time. If any retailer or distributor insisted on returning Sunset products for any reason, it is likely that Sunset would be forced to accept the returns as a practical matter, regardless of its legal rights. Any reduction in purchases or increase in returns could significantly harm Sunset's business, financial condition and operating results.

REGULATORY OR OTHER LEGAL ACTION AGAINST CERTAIN CUSTOMERS COULD RESULT IN A DECREASE IN SALES OF OUR PRODUCTS TO SUCH CUSTOMERS.

     Food manufacturers have historically paid food service companies and wholesalers promotional allowances and offered discounts for reaching designated sales volumes for food and beverage products. These discounts are generally taken when retailers pay for food products, which is why they are known as "billback" discounts. These allowances and discounts may be permissible if in writing and so long as the food manufacturer does not engage in discriminatory or unfair pricing in violation of applicable antitrust law. The Securities and Exchange Commission has announced formal investigations and informal inquiries of and into accounting practices at several national food service companies and wholesalers that are centered on the payment of, and improper accounting treatment given to, promotional allowances and billback discounts. Low Carb Creations may have paid, and Sunset may in the future pay, promotional allowances or slotting allowances to secure shelf space in retail stores, and offer billback discounts. While Sunset is not aware of any investigations of the customers of Low Carb Creations, it is possible that one or more of Sunset's customers could become subject to regulatory or court proceedings related to these practices. If so, sales of Sunset's products to any such customers could decrease if the operations or business of such customers are adversely affected by regulatory or court proceedings.

CONCENTRATION OF OWNERSHIP IN THE FOOD AND BEVERAGE RETAIL INDUSTRY AND THE DISTRIBUTION OF OUR PRODUCTS THROUGH A SMALL NUMBER OF DISTRIBUTORS COULD LIMIT OR REDUCE OUR REVENUES.

     A large portion of the historical sales of Low Carb Creations were through a small number of distributors and retailers. Moreover, consolidation among grocery stores, retail supercenters and club stores, has resulted in a significant concentration of ownership of food and beverage retail sales. As a result, Sunset's future success may be dependent upon our ability to create and maintain relationships with these large retailers and distributors on both a regional and national level. If Sunset is unsuccessful in gaining entry to regions or in convincing individual chains or stores to carry its product lines, we may be unable to grow or generate profits. Retailers continually evaluate the sales performance of products they carry and if sales of Sunset's products do not meet expectations, one or more of Sunset's customers may discontinue carrying Sunset's product lines which would cause a reduction in our revenues.

DEMAND AND SUPPLY FLUCTUATIONS AS WELL AS VARIABLE OR UNEXPECTED COSTS IN THE FOOD AND BEVERAGE INDUSTRY COULD CAUSE A DECLINE IN OUR REVENUES OR PREVENT OUR MAKING A PROFIT.

     The food and beverage industry, and the markets within the food and beverage industry in which Sunset expects to compete, are subject to various risks, including: adverse changes in general economic conditions; evolving consumer preferences; nutritional and health-related concerns; federal, state and local food inspection and processing controls; oversupply of certain products at the wholesale and retail levels; consumer product liability claims; risks of product tampering; and the availability and expense of liability insurance, and other factors that are beyond Sunset's control. Any of these factors could cause our revenues to decline or prevent our making a profit.

PRODUCT LIABILITY CLAIMS, EVEN IF INVALID, COULD POSE UNEXPECTED COSTS AND THUS HAMPER OUR PROFITABILITY.

     As a manufacturer and marketer of consumer food and beverage products, Sunset may be subjected to various product liability claims. There can be no assurance that any product liability insurance maintained by Sunset will be adequate to cover any loss or exposure for product liability, or that such insurance will continue to be available on terms acceptable to Sunset. Any product liability claim not fully covered by insurance, as well as any adverse publicity from a product liability claim, could have a material adverse effect on the financial condition or results of operations of Sunset.

OUR RELIANCE ON THIRD-PARTY PRODUCERS COULD CAUSE AN INTERRUPTION IN THE SUPPLY OF OUR PRODUCTS WHICH, IN TURN, COULD CAUSE SUNSET TO LOSE REVENUES.

     Substantially all of the products sold by Low Carb Creations are manufactured and packaged pursuant to production agreements pursuant to which such third parties agree to produce and warehouse product lines. Sunset expects that a large portion of any future products will be manufactured and packaged pursuant to similar third-party agreements. If any of Sunset's significant third-party producers terminated its relationship with us or were prevented from meeting our production needs on a timely and cost-effective basis for any reason, including regulatory or other actions taken by third parties, credit constraints on Sunset or such producers, capacity limitations or incorrect estimation of demand or production, competition for production resources, constraints in the supply of raw materials, increases in ingredient costs or the costs of production, or natural disaster, acts of terrorism or other disruptions, the resulting interruption or cessation of production would severely affect Sunset's operations and its customer relationships. Sunset may not be able to find an alternative third party producer that would agree to and could reliably manufacture Sunset products on a timely and cost effective basis. Any failure by Sunset to find alternative production sources could result in a loss of revenues and potential profits.

SHIPPING DISRUPTIONS OR THE ADDITION OF FUEL SURCHARGES COULD RESULT IN INCREASED COSTS CAUSING A REDUCTION IN OUR POTENTIAL PROFITS.

     Sunset and its third-party producers will rely on common carriers to ship virtually all of its products to customers and to secondary distribution facilities. These common carriers also ship ingredients, raw materials, cans, packaging and labels to Sunset's third-party producers from their respective suppliers. Any disruption or slowdown in deliveries of Sunset's products, ingredients or supplies caused by labor strikes, other labor disputes, weather conditions or other causes could significantly harm Sunset's business. Recent increases in diesel and other energy costs have led some common carriers to propose or implement fuel surcharges on some longer delivery routes. If fuel costs rise and more common carriers implement these charges, Sunset's operating costs and costs of good sold may increase and its margins may suffer.

FLUCTUATIONS IN PRICES AND AVAILABILITY OF SUPPLIES COULD DRIVE UP OUR PRODUCTION COSTS OR PREVENT US FROM SELLING CERTAIN PRODUCTS ALTOGETHER.

     The manufacturing costs for any products of Sunset will be subject to fluctuations in the prices of underlying ingredients. Although Sunset believes that its requirements for products and ingredients are readily available and that its business success is not dependent on any single supplier, the failure of certain suppliers to meet performance specifications, quality standards or delivery schedules of Sunset or third-party manufacturers retained by Sunset, could make production more costly or prevent us from producing certain products. In particular, a sudden scarcity, a substantial price increase, or an unavailability of product ingredients could increase our costs or cause us to curtail production of certain products which could reduce our potential profits. We can provide no assurance that alternative ingredients would be available when needed and on commercially attractive terms, if at all.

MANAGEMENT'S OTHER ACTIVITIES MAY CONFLICT WITH OVERSIGHT OF SUNSET.

     Certain of the officers of Sunset may devote a portion of their time to other business activities and personal investments. In addition, certain members of our management may serve as managers of other businesses or entities. This may create conflicts of interest with respect to the allocation of time. Sunset will attempt to resolve these conflicts in a manner that does not disrupt the operations of Sunset. However, to the extent that one or more members of Sunset's management team are unavailable to Sunset, Sunset's operations may be materially and adversely affected.

EXISTING STOCKHOLDERS AND MANAGEMENT WILL CONTROL SUNSET.

     The existing stockholders of Sunset, including members of our management team, and in particular Todd Sanders (or his affiliates), Linda Langdon and Dan Langdon, control a significant amount of Sunset's outstanding Common Stock. As a result, Sunset's management will be able to elect all or many of Sunset's directors and otherwise control through their collective stock ownership the business policies and operations of Sunset and the amount of compensation the officers of Sunset will receive.

SUNSET DOES NOT INTEND TO PAY DIVIDENDS ON ITS COMMON STOCK OR PREFERRED STOCK (OTHER THAN CUMULATED BUT UNPAID DIVIDENDS ON THE PREFERRED STOCK) IN THE FORESEEABLE FUTURE.

     There can be no assurance that the operations of Sunset will result in sufficient revenues to enable Sunset to operate at profitable levels or to generate positive cash flows. Any cash that might be available for dividends will be used instead to expand Sunset's business. Payment of any dividends in the future will depend on Sunset's financial condition, results of operations and capital requirements, as well as other factors deemed relevant by the Board of Directors.

EXISTING PREEMPTIVE RIGHTS AND PREFERRED STOCK COVENANTS COULD MAKE IT MORE DIFFICULT TO OBTAIN FUNDING TO GROW OUR BUSINESS.

     Holders of our Series A Redeemable Convertible Preferred Stock have certain pre-emptive rights and have the right to approve certain transactions by Sunset in the future. Such rights could have an adverse effect on Sunset's ability to raise additional financing and may have an adverse effect on the trading price of the shares of Sunset. In addition, in the event that a majority of the holders of the preferred stock refuse to approve transactions with respect to which they have been granted approval rights, Sunset may be prevented from taking advantage of business or financing opportunities as they arise, which could have an adverse effect on Sunset and its business.

THE MARKET FOR OUR COMMON STOCK IS VOLATILE AND IT TRADES ON LOW VOLUME WHICH COULD MAKE OUR SHARES DIFFICULT TO VALUE AND ILLIQUID.

     The common stock of Sunset is traded on the OTC Bulletin Board. The trading volume of the Sunset common stock historically has been limited and sporadic, and the stock prices have been volatile. As a result of the limited and sporadic trading activity, the quoted price for the Sunset common stock on the over-the-counter market is not necessarily a reliable indicator of its fair market value. The price at which the common stock of Sunset will trade may fluctuate as a result of a number of factors, including, without limitation, quarterly variations in operating results and actual or anticipated announcements of new products, positive or negative announcements by competitors as well as the number of shares available for sale in the market. In addition, sales by our current stockholders, under Rule 144 or other exemption from the Securities Act, if available, or pursuant to an effective registration statement, could have a depressive effect on the price of the Common Stock.

RISKS ASSOCIATED WITH LOW-PRICED SECURITIES MAY AFFECT THE MARKET VALUE OF OUR STOCK.

     Sunset's common stock may be subject to rules promulgated by the SEC relating to "penny stocks," which generally apply to companies whose shares are not traded on a national stock exchange or on the NASDAQ Small-Cap or National Market Systems, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the SEC. These rules require brokers who sell "penny stocks" to persons other than established customers and "accredited investors" to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in such penny stocks. These rules may discourage or restrict the ability of brokers to sell the Sunset Common Stock and may affect any secondary market for Sunset Common Stock. These rules could also hamper Sunset's ability to raise funds in the primary market for Sunset's Common Stock.

ITEM 2.  DESCRIPTION OF PROPERTY

     LCC leases approximately 3,752 square feet of office and 1,720 square feet of warehousing space in Vancouver, Washington. The leases for LCC's current office and warehousing facilities expire on October 31, 2006 and November 30, 2006, respectively. The leases require monthly rental payments of $4,127 and $1,500, respectively, plus real estate taxes and common area operating expenses. Sunset currently believes that these facilities will be sufficient for its needs at least through the term of the leases. However, Sunset may choose to lease additional space as the business of Sunset grows, which Sunset believes will be available on favorable terms. Sunset also maintains executive offices in Los Angeles, California. The executive offices are provided by Sunset Holdings International, Ltd., a shareholder of Sunset that is controlled by Todd Sanders, pursuant to the terms of a Services Agreement.

ITEM 3.  LEGAL PROCEEDINGS

     In the ordinary course of its business, Low Carb Creations and Sunset may be subject to legal claims or proceedings relating to employment matters, customer complaints or other matters. Neither Sunset, Low Carb Creations nor Sunset California is currently a party to any litigation or other legal proceeding which could reasonably be expected to have a material adverse effect on Low Carb Creations or Sunset except for the following pending or threatened claims against Low Carb Creations:

     1. Amico Public Relations has threatened to bring an action against Low Carb Creations in the amount of $7,090.89 alleged to be due under a "Letter of Contract Agreement" dated September 13, 2003 for unpaid invoiced charges for public relations services.

     2. Chef Warren. CJW Productions vs. Low Carb Creations is an action brought in Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, State of Florida, Case#04-08908 on a contract between Low Carb Creations and Chef Jerry Warren's production company, providing for Chef Warren's representation of Low Carb Creation brands at 25 consumer food shows throughout the country. Chef Warren is claiming at least $25,000 plus attorney fees and unspecified contract damages to be proven at trial. Since receiving service of the complaint on October 9, 2004, Low Carb Creations has attempted to settle this lawsuit. The normal response deadline was waived pending settlement negotiations.

     3. Food Product Laboratory. Food Products Laboratory v. Low Carb Creations, Inc. is an action brought in the Circuit Court of Multnomah County, State of Oregon, Case # 0411-11787 on a disputed bill for food ingredient testing services. The amount claimed in litigation is $13,335. The Summons is dated November 17, 2004. The normal deadline for responsive filing by Low Carb Creations was waived pending settlement negotiations.

     4. F.G.H. F.G.H. Consulting, Inc. vs. Low Carb Creations, Inc. is an action brought in the Superior Court for Clark County, Washington in November 2004. The normal response date was waived pending settlement negotiations. This is a complaint based on several claimed brokerage arrangements with Low Carb Creations and unpaid accounts for ingredients and food products. The original amounts claimed in the pleadings were in excess of $72,000. However, Low Carb Creations disputes many portions of the claim.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock is currently traded on the OTC Bulletin Board under the symbol SSBN.OB. Prior to November 2, 2004, our common stock traded on the OTC Bulletin Board under the symbol CSLA.OB. For the periods indicated, the following table presents the range of high and low bid prices for the common stock as reported by the OTC Bulletin Board during the quarter being reported.

2003                       HIGH       LOW
First Quarter           $    .11       .10
Second Quarter              3.25       .11
Third Quarter               1.01       .75
Fourth Quarter               .75       .75

2004                       HIGH       LOW
First Quarter           $  3.00        .75
Second Quarter             3.00       1.50
Third Quarter              1.52       1.52
Fourth Quarter             4.00       1.52

     As of March 31, 2005, shares of our common stock were held by 55 shareholders of record.

     We have never paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future, as we intend to retain our earnings, if any, to generate increased growth and for general corporate purposes.

     The following table provides information as of December 31, 2004 with respect to shares of our common stock that may be issued under our existing equity compensation plans.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                                    Number of
                                           Number of securities to       Weighted average          securities
                                           be issued upon exercise       exercise price of          remaining
                                           of outstanding options,     outstanding options,       available for
Plan Category                                warrants and rights        warrants and rights      future issuance

Equity compensation plans approved by             1,250,000                    $1.63                3,750,000
security holders

Equity compensation plans not approved               ___                        ___                    __
by security holders

Total                                             1,250,000                    $1.63                3,750,000

     In January, 2005, Sunset Holdings International, a significant shareholder of the Company that is controlled by Todd Sanders, the President and Chief Executive Officer of the Company, purchased from Cynthia Langdon and Linda Langdon, in a private transaction, an aggregate of 1,000,000 shares of the Company's common stock at a price of $.10 per share. In connection with such purchase, Sunset Holdings International granted Sunset the right, exercisable within six months following such purchase, to acquire such shares from Sunset Holdings International at its cost.

     During the fiscal year ended December 31, 2004, we did not sell any securities that were not registered under the Securities Act except as described below:

     Certain holders of the Registrant's outstanding common stock entered into a Share Exchange Agreement, effective immediately prior to the effective time of the Sunset Merger, pursuant to which an aggregate of 2,545,658 shares of the Registrant's common stock held by such holders were cancelled in exchange for five year warrants to purchase an aggregate of 1,000,000 shares of Registrant's common stock at an exercise price of $1.08 per share (subject to anti-dilution adjustments in certain circumstances provisions).

     On or about September 27, 2004, Sunset received a bridge loan in the amount of $500,000 from a purchaser of Sunset Units (as defined below). The loan was made pursuant to an unsecured promissory note bearing interest at 6% per annum and was guaranteed by LCC, which guarantee was secured by the assets of LCC. Upon completion of the offering of Sunset Units described below, the note automatically converted into $500,000 of Units. The proceeds of the bridge loan were used to provide working capital advances to LCC, pay for transaction-related expenses of Sunset and to repay loans in the aggregate amount of approximately $88,000 made by Sunset Holdings and another affiliate of Todd Sanders to fund certain transaction-related expenses of Sunset. In exchange for agreeing to make the bridge loan, the bridge lender received a warrant to purchase 100,000 shares of Sunset Common Stock at an exercise price of $1.00 per share.

     On October 4, 2004, Sunset completed a private placement of 3,637 Units (the "Units" or "Sunset Units"), each Unit having a purchase price of $900 and consisting of 1,000 shares of Sunset's Series A Redeemable Convertible Preferred Stock and warrants to purchase an aggregate of 1,000 shares of Sunset Common Stock at the following exercise prices: (1) 500 shares at an exercise price of $1.08 per share, (2) 250 shares at an exercise price of $1.20 per share, and (4) 250 shares at an exercise price of $1.32 per share. Each Warrant has a term of five years which five year period does not commence until effectiveness of the Registration Statement to be filed in connection therewith. Total proceeds to Sunset from the sale of such Units was $3,273,200 which excludes 278 Units, issued to Linda Langdon and Cynthia Langdon in exchange for their agreement to forego an aggregate of $250,000 of principal otherwise due to them in the form of LCC Merger Notes.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of our expectations regarding future trends affecting our business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as "believes," "anticipates," "expects," "intends," "plans," "may" and similar expressions. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. . However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors. including those set forth under "Risk Factors", "Business" and elsewhere in this document. See "Risk Factors".

     The following discussion should be read in conjunction with financial statements and notes thereto included in this Form 10-KSB.

OVERVIEW

     Pursuant to the terms of an Agreement and Plan of Merger, effective as of August 25, 2004 (the "LCC Merger Agreement"), by and among Cascade Sled Dog Adventures, Inc., a Nevada corporation (the "Registrant")), Sunset Brands, Inc., a Nevada corporation ("Sunset"), Low Carb Creations, Inc., a Washington corporation ("LCC"), Cascade LCC Merger Sub, Inc., a Washington corporation and wholly-owned subsidiary of the Registrant ("LCC Merger Sub"), the shareholders of LCC (the "LCC Shareholders") and Dan Langdon, as Stockholder Representative of the LCC Shareholders, on October 4, 2004, the Registrant completed the acquisition of LCC. The acquisition took the form of a merger whereby LCC merged with and into LCC Merger Sub with LCC Merger Sub surviving as a wholly-owned subsidiary of the Registrant and renamed Low Carb Creations, Inc. (the "LCC Merger").

     Immediately prior to the closing of the LCC Merger, the Registrant acquired Sunset pursuant to the terms of an Agreement and Plan of Merger, effective as of August 25, 2004 (the "Sunset Merger Agreement"), by and among the Registrant, Sunset, and Cascade Sled Dog Merger Sub, Inc., a Nevada corporation ("Sunset Merger Sub"). This acquisition took the form of a merger whereby Sunset Merger Sub merged with and into Sunset with Sunset surviving as a wholly-owned subsidiary of the Registrant (the "Sunset Merger").

     The LCC acquisition provided Sunset with an operating platform for future acquisitions. We believe that our planned growth and profitability will depend in large part on our ability to execute our core strategy to obtain financing from outside investors for the purchase of "better for you" food and nutritional companies with sales between $15 and $100 million. Accordingly, we intend to focus our attention and investment of resources in locating and acquiring healthy food and nutritional companies that fit within our acquisition guidelines. If we are not successful in finding quality companies, this may have a material adverse effect on our financial condition and the ability to continue to operate the business.

GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our company as a going concern. We had pro forma net losses of $4.5 million for the nine months ended September 30, 2004. At December 31, 2004, we had an accumulated deficit was $3.0 million and a working capital deficit of $262,431. These factors raise substantial doubt as to our ability to continue as a going concern should we not be able to execute our acquisition plan.

     The application of the going concern concept is dependent upon our ability to receive continued financial support from external investors and attain profitable operations through our acquisition strategy. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Management plans to obtain equity and debt financing from external investors and to actively pursue profitable acquisitions.

     There can be no assurance that management's plan will be successful. Failure to obtain the support of additional external investors to finance our acquisition strategy will impair our ability to continue as a going concern.

RESULTS OF OPERATIONS
Fiscal 2004 Compared to Fiscal 2003

     Net sales in 2004 were $2.2 million, a decrease of 46.8%, from net sales of $4.2 million in 2003. The decrease in net sales can principally be attributed to lack of working capital to support marketing and operational activities and the unexpected downturn in demand for low carb food products beginning during the second quarter of 2004. Net sales in 2003 were favorably impacted by the increased demand for product created, in part,by the low carb "diet craze".

     Gross profit in 2004 was $(63,800), as compared to $1.0 million, or 24.6% of net sales, in 2003. The decrease in gross profit as a percentage of sales in 2004 resulted from less efficient spending for ingredients and freight due primarily to lack of available working capital during 2004 along with higher than anticipated costs associated with changes in the product mix and the write-off of $323,000 of obsolete inventory items.

     Marketing, selling and distribution expenses increased by $269,000 to $728,000, in 2004 from $459,000 in 2003, principally from increased advertising costs, print media, participation in trade shows and personnel, in anticipation of supporting continued growth and interest in low carb food products in 2004.

     General and administrative expenses increased $1.1 million, or 448.9%, to $2.5 million. The increase came principally from costs associated with equity issuances primarily for services associated with the acquisition of LCC in October 2004, as well as general increases across all levels to support anticipated business growth in 2004.

     An operating loss in 2004 of $3.3 million was incurred as compared to operating income of $116,000 in 2003. The decrease in operating income resulted, primarily form lack of working capital and the unanticipated decline in the demand for low carb food products, all discussed above.

     The loss before income taxes was $3.3 million in 2004 compared to income of $93,000 in 2003. This decrease is the result of the aforementioned decrease in operating income.

     Income tax benefit in 2004 of $31,000 is a refund of income taxes paid in 2003, as a result of the loss incurred in 2004.

     Preferred dividends of $1.0 million were recorded in 2004 as a result of the issuance of the Series A redeemable, convertible preferred shares.

     Net loss available for common shareholders for 2004 amounted to $4.3 million compared to net income of $62,000 in 2003. The $4.2 million increase in net loss is primarily attributable to the aforementioned increase before taxes offset by the tax benefit recorded in 2004.


LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2004, we had on a total current assets of $971,000 and total current liabilities of $1.2 million, resulting in a working capital deficit of $262,000. We expect to be able to continue in operations about three to six months, depending on the cash requirements and how soon we can complete our next acquisition. We incurred significant losses and negative cash flows from operations for 2004; however, we have been successful in obtaining cash resources through private placements and settling certain payables through the issuance of common stock. .

     Our continued operations, as well as the implementation of our business plan, will depend upon our ability to raise additional funds through equity or debt financings. Our ability to continue as a going concern is dependent on additional sources of capital, reduction in operational losses and the success of our business plan. To the extent we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether our cash assets prove to inadequate to meet our operational needs, we may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing shareholders.

     Net cash used by operating activities was $2.0 million in 2004, which reflects the net loss incurred in 2004 of $3.3 million, off set by non-cash expenses relating to stock issuances for services and an inventory write-down due to obsolescence of $323,000.

     Net cash used in investing activities was $27,000 for purchases of equipment used in operations.

     Net cash provided by financing activities was $2.5 million in 2004. This primarily reflects the proceeds received from the issuance of Series A redeemable, convertible preferred stock in October 2004, which was used to fund the LCC acquisition.

PLAN OF OPERATION

     We believe we have sufficient funds on hand to cover our operating overhead through the three to six months of 2005. In order to satisfy our cash requirements for the next twelve months and to implement our acquisition strategy, we will have to raise additional funds. Accordingly, we have targeted several profitable acquisition candidates in the "better for you" food and nutritional category and intend to raise additional funds through equity and debt financings to complete these transactions. Our acquisition strategy contemplates two to three acquisitions in 2005, subject to our ability to obtain the necessary financings and successful integration of company operations.

     If we are successful in implementing our acquisition strategy, we intend to continue product research and development activities at each of the acquired companies to further enhance our existing product lines and expand distribution channels where feasible. Our spending on research and development and distribution channel expansion is contingent upon receiving sufficient funding to support such expenditures.

     Excluding acquisitions, we expect to increase the number of employees by about 3 to 5 individuals in the areas of accounting, operational management and administrative support during fiscal 2005, provided we complete the acquisition of two to three companies.

OFF BALANCE SHEET ARRANGEMENTS

     We do not have any material off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7.  FINANCIAL STATEMENTS

     Due to an electrical outage of some 30 hours at our company headquarters, which hindered the ability of the auditors to timely complete their audit, we are forced to file our annual report with only information that is prepared by management. The accompanying financial statements have not been audited by an independent certified public accountant and when an audit is completed the Form 10-KSB will be amended to include audited financial statements. Our unaudited financial statements are set forth beginning on page F-1 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A.  CONTROLS AND PROCEDURES

     The Company maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the Securities and Exchange Commission's rules and forms. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

     Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company to disclose material information otherwise required to be set forth in the Company's reports.

     We do not believe that there has been any change in the Company's internal control over financial reporting during the three-month period ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     Our directors and executive officers, their age and their position as of March 22, 2005 are set forth below.


NAME                        AGE         POSITION
TODD SANDERS                 33   Chairman of the Board, Chief Executive Officer
                                  and President
LINDA LANGDON                51   Executive Vice President and Director
STEPHEN K. RADUSCH           52   Chief Financial Officer and Secretary
ROBERT MOORE                 47   Director
ROBERT IVES                  50   Director

     Directors hold office for a period of one year from their election at the annual meeting of stockholders and until their successors are duly elected and qualified. Officers are elected by, and serve at the discretion of, the Board of Directors. None of the above individuals has any family relationship with any other.

     Mr. Sanders currently serves as President and CEO of Sunset Holdings International, Ltd., a Los Angeles based business development and acquisition firm, which although founded in March 1999 did not begin operations until June 2002. Mr. Sanders leads the overall strategic direction of Sunset's activities and serves on the board of companies in which Sunset has an active position. In addition, since June 1998, Mr. Sanders has served as President of Strategic Capital Consultants, Inc., a business consulting firm which he founded which has no current operations. From November 2000 to June 2002, Mr. Sanders served as Chairman and CEO of Latin American Casinos, Inc., a Nasdaq-listed company. Mr. Sanders assisted the company in transitioning to an oil and gas company from a gaming company following the death of its founder. From 1995 to June 1998, Mr. Sanders worked at JDK & Associates, Inc. a boutique corporate finance and consulting firm. At JDK, Mr. Sanders was responsible for counseling client companies in the area of strategic development, operations and investor relations. Mr. Sanders also serves as President of Devonshire Management Corporation, a private investment holdings company, which he founded in February of 1999. Mr. Sanders has a membership interest in Platinum Products, LLC, a Nevada Limited Liability Corporation engaged in the business of marketing nicotine-based beverages, of which Robert Moore, a director nominee of the Board of Directors, is also a member. From February 1991 to August 1994, Mr. Sanders was an NASD-licensed stockbroker. Subsequent to voluntarily leaving the brokerage industry, Mr. Sanders failed to respond to NASD requests for an on-the-record interview regarding, among other things, his employment with an NASD member firm. As a result of his failure to respond, in March 1995 he was censured, fined $20,000 and barred from association with any NASD member in any capacity.

     Ms. Langdon is a founder of LCC and has been a director and executive officer of LCC since its formation in 2002. From 1995 until August 2000, Ms. Langdon was the owner and operator of Langdon House Management, an operator of adult foster homes in Vancouver, Washington. After selling Langdon House Management in August 2000, in January 2001 Ms. Langdon opened Low Carb Habit, an independent specialty store specializing in low-carb products now operating under the name Simply Low Carb. In October 2003, Ms. Langdon opened Simply Low Carb, Inc., an operator of retail stores selling low-carb products. Ms. Langdon's current business activities also include general management and oversight of I.D.N.C., the owner of two Simply Low Carb stores in Portland, Oregon. Ms. Langdon is active in the low-carb industry and is a member of the Carb Awareness Council, an organization designed to promote the benefits of a low-carb lifestyle, and also serves on industry advisory organization such as the Low Carb Consumers League. Ms. Langdon is the sister-in-law of Dan Langdon.

     Mr. Radusch served as Chief Financial Officer since January 2000 and Treasurer since March 2000 of Chadmoore Wireless Group, Inc., where he was been responsible for all financial and administrative functions of that company. Mr. Radusch also served as a director of Chadmoore Wireless Group, a public company, from July 2000 to December 2002. From September 1999 to January 2000, Mr. Radusch worked as a sole practioner providing general accounting, tax and consulting services to individuals and privately-owned companies. Mr. Radusch served from November 1997 to August 1999 as Vice President and Chief Financial Officer of Surface Protection, Inc., a privately-owned marine service company, where he was responsible for the corporate finance and administrative activities of the company.

     Mr. Moore has, since 1994, served as President, CEO and Chairman of Chadmoore Wireless Group, Inc., a publicly-traded telecommunications company that he co-founded. In February 2002, Chadmoore sold substantially all of its assets to Nextel Communications, Inc. for approximately $130 million in cash and is currently operating under its plan of liquidation. Prior to co-founding Chadmoore Wireless Group, Mr. Moore served as a Regional Manager and General Manager for Cellular One from 1989 through 1993.

     Mr. Ives is an attorney who manages an individual private law practice based in Vancouver, Washington. From 1993 until 1999, Mr. Ives had his own law practice. In 1999, Mr. Ives left the private practice of law to serve as a trust officer for West Coast Trust Company, a Portland, Oregon based trust company. Mr. Ives left West Coast Trust Company in 2002 and reestablished his private law practice. Mr. Ives clients include Low Carb Creations as well as certain businesses affiliated with Linda and Dan Langdon.

ADDITIONAL DIRECTORS

     The Board of Directors of Sunset will initially consist of four directors with one vacancy. To the extent the Board deems it necessary or appropriate or to the extent required by applicable securities laws or the listing standards of any stock exchange or quotation system on which Sunset's Common Stock may trade, Sunset will add additional directors, which may include "independent directors," as required by such laws or standards. In addition, Sunset may be required or elect to form committees of the Board of Directors. To the extent that additional directors are required, it is likely that they will be initially appointed by the existing Board of Directors to fill vacancies without the vote of the shareholders of Sunset.

TERMS OF EMPLOYMENT AND SERVICES AGREEMENTS WITH MANAGEMENT

     Employment Agreements with Dan and Linda Langdon. Upon completion of the mergers, Sunset entered into one-year employment agreements with Dan Langdon and Linda Langdon pursuant to which Mr. Langdon will receive an annual base salary of $100,000 and Ms. Langdon will receive an annual base salary of $125,000. The employment agreements will have a one-year term but will be automatically renewed for successive one year terms unless written notice is given that such party desires to terminate the Agreement. The employment agreements include customary confidentiality provisions as well as an agreement by the employee not to compete with, or to solicit employees from, Sunset or its affiliates for a period of 18 months after his or her employment agreement terminates or expires (such non-compete restrictions being in addition to any non-compete entered into in connection with the LCC Merger). The employment of either Mr. or Ms. Langdon may be terminated by Sunset at any time. However, if such termination is not for "cause" (as defined in their employment agreements), the employee will be entitled to receive his or her salary until the scheduled expiration of the agreement, during which time the employee will be obligated to seek other employment. Mr. and Ms. Langdon will be required to devote their full time and attention to their duties as employees and officers of Sunset subject to their right to participate in the operation of existing businesses owned by them so long as such participation does not interfere with the performance of their duties under the employment agreement.

     Services Agreement With Sunset Holdings International, Ltd. Effective upon completion of the Mergers, Todd Sanders, Saif Mansour and Stephen K. Radusch were employed by Sunset Holdings International, Ltd. ("Sunset Holdings"), a corporation controlled by Mr. Sanders and which is a significant shareholder of Sunset, and not by Sunset. However, Mr. Sanders and Mr. Radusch serve as officers of Sunset and its subsidiaries and Mr. Mansour may serve as an officer of one or more subsidiaries of Sunset. In addition, SD Partners LLC has been engaged by Sunset Holdings as a consultant in connection with exploring and investigating potential acquisition targets for Sunset and a proposed flotation of Sunset's securities on the Alternative Investment Market of the London Stock Exchange. The services of Mr. Sanders, Mr. Mansour, Mr. Radusch and SD Partners LLC are provided to Sunset through a Services Agreement between Sunset and Sunset Holdings. Such Services Agreement calls for annual payments of $200,000 in exchange for the services of Mr. Sanders, $70,000 in exchange for the services of Mr. Mansour $100,000 in exchange for the services of Mr. Radusch and $450,000 in exchange for the services of SD Partners LLC. Mr. Sanders, Mr. Mansour and Mr. Radusch will be eligible for participation in any equity compensation plans maintained for officers and employees of Sunset, for so long as the Services Agreement remains in effect, but they will not participate in any other benefit plans maintained by Sunset for the benefit of its employees, however, they will be entitled to reimbursement for medical benefits.

     In addition, pursuant to the terms of the Services Agreement, Sunset Holdings will provide the office space and related administrative support for Sunset's principal executive offices in Los Angeles, California. The Registrant will be required to pay $12,500 per month as payment for overhead and other expenses incurred by Sunset Holdings in connection with operating and maintaining such executive office. The Services Agreement has an initial term of one year and, except for the services of SD Partners LLC, will be automatically renewed for successive one year terms unless written notice is given that Sunset or Sunset Holdings desires to terminate the Services Agreement. The Services Agreement will include customary confidentiality provisions as well as an agreement on behalf of Sunset Holdings, Mr. Sanders, Mr. Mansour and Mr. Radusch not to compete with, or to solicit employees from, Sunset or its affiliates for a period of 18 months following termination of the services of Mr. Sanders, Mr. Mansour and Mr. Radusch, as the case may be. The Services Agreement will be terminable by either Sunset Holdings or Sunset at any time. However, if such termination is not for "cause" (as defined in the Services Agreement), Sunset Holdings will be entitled to receive its scheduled payments until the scheduled expiration of the Services Agreement.

COMMITTEES OF THE BOARD OF DIRECTORS

     We do not have any standing audit committee, nomination committee or compensation committee.

CODE OF ETHICS

     We have adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions. The Company hereby undertakes to provide a copy of the code of ethics to any person without charge, upon request. Requests for a copy of the code of ethics may be made in writing addressed to: Secretary, Sunset Brands, Inc., 10990 Wilshire Boulevard, Suite 1220, Los Angeles, California 90024.

ITEM 10.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth certain summary information concerning the compensation we paid to our chief executive officer and each of our other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 for services rendered during the fiscal year ended December 31, 2004. Except as listed in the table below, no executive officer holding office in fiscal year 2004 received total annual salary and bonus exceeding $100,000. All other annual compensation in the form of perquisites and other personal benefits has been omitted because the aggregate amount of such perquisites and other personal benefits constituted less than 10% of the total annual salary and bonus received by our chief executive officer and other executive officers named in the table in fiscal year 2004.

                                        SUMMARY COMPENSATION TABLE

                                                                                       Long Term
                                                                                      Compensation
                                 Annual Compensation                                     Awards
                         -------------------------------------                     -------------------

       Name and Principal   Fiscal                            Other Annual      Restricted     Securities Underlying
            Position           Year     Salary     Bonus      Compensation     Stock Awards           Options
       -------------------- ----------- -------- ----------- --------------- ----------------- -----------------------
       Todd Sanders,           2004     $18,462      $-            $-            $100,000             500,000
       President and
       Chief Executive
       Officer (1)



      (1) Mr. Sanders has served as our President and Chief Executive Officer since October, 2004.

     The following table sets forth certain summary information concerning individual grants of stock options during the fiscal year ended December 31, 2004 to each of our executive officers named in the Summary Compensation Table above.

                                        STOCK OPTION GRANTS IN FISCAL YEAR 2004
                                                 INDIVIDUAL GRANTS


                                    Number of         Percentage of
                                    Securities        Total Options       Exercise
                                    Underlying          Granted to         Price       Market Price
                                 Options Granted       Employees in        ($ per     ($ per share)     Expiration
       Name                          (#) (1)         Fiscal Year (%)       share)          (2)             Date
       ------------------------ ------------------- ------------------- ------------- --------------- ---------------
       Todd Sanders                  500,000              40.8%           $1.00 to        $2.00          12/9/14
                                                                           $2.00

------------------------

(1) Mr. Sander's stock options vest 1/12 on the date issued and continue to vest 1/12 quarterly until fully vested.
(2) Market price was the fair market value of our common stock computed by reference to the average bid and asked price of our common stock on the date of grant as reported by the OTC Bulletin Board.

     No options were exercised in fiscal 2004 by the named executive officer.

DIRECTOR COMPENSATION

     It is expected that the non-employee directors of Sunset will receive a quarterly fee of $500. All directors will be reimbursed for out of pocket expenses incurred in attending board meetings. Non-employee directors are expected to be eligible for annual grants of restricted stock or stock options under stock incentive plans, if and when adopted. In addition, each non-employee director of Sunset is expected to receive a grant of shares of restricted stock of Sunset having a fair market value at the time of grant equal to $25,000. It is expected that one-quarter of such shares will vest on the grant date with the remainder vesting in equal quarterly installments on the last day of the eight calendar quarters following the grant date.

STOCK INCENTIVE PLAN

     Our Board of Directors adopted the 2004 Stock Incentive Plan (the 2004 plan) and reserved an aggregate of 5,000,000 shares of common stock, for grants of stock options, restricted stock awards or unrestricted stock awards under the 2004 plan. The purpose of the 2004 plan is to enhance the long-term stockholder value of Sunset by offering opportunities to our employees, directors, officers, and consultants to participate in our growth and success, and to encourage them to remain in the service of Sunset and acquire and maintain stock ownership in Sunset.

     As of March 31, 2005, options to purchase 1,225,000 shares of common stock were outstanding under the 2004 plan with exercise prices of $1.00 to $2.00 per share, and 3,775,000 shares were available for option grants and other awards and no options had been exercised.

     The 2004 plan is currently administered by our Board of Directors, which has the authority to select individuals who are to receive options (incentive or nonqualified) or other awards under the 2004 plan and to specify the terms and conditions of each option or other award to be granted, the number of shares of common stock subject to stock options or other awards, the exercise price or purchase price, the vesting provisions, and other terms and conditions relating to each option grant or other award. Options granted under the 2004 plan are not generally transferable by the optionee except by will or the laws of descent and distribution and generally are exercisable during the lifetime of the optionee only by such optionee. The 2004 plan has been approved by our stockholders.

     The 2004 plan will remain in effect for 10 years after the date of its adoption by our Board of Directors. The 2004 plan may be amended by our Board of Directors without the consent of our stockholders, except that any amendment, although effective when made, will be subject to stockholder approval if required by any Federal or state law or regulation or by the rules of any stock exchange or any automated quotation system on which our common stock may then be listed or quoted. The number of shares reserved under the 2004 plan and the number of shares subject to outstanding options or other awards are subject to adjustment in the event of stock splits, stock dividends and other extraordinary corporate events.

LIABILITY AND INDEMNIFICATION OF OFFICERS AND DIRECTORS

     The Company's Articles of Incorporation, as amended (the "Articles"), eliminates a director's or officer's personal liability to the Company or its stockholders for damages for breach of fiduciary duty as a director or officer except for liability for acts or omissions which involve intentional misconduct, fraud or a knowing violation of the law, or the unlawful payment of dividends. The Articles also provide that the Company's directors shall be indemnified to the fullest extent permitted by Nevada law.

     The Company's Bylaws provide that the Company shall indemnify the currently acting and former directors, officers, employees and agents of the Company against expenses, judgments, penalties, fines and amounts paid in settlement actually and reasonably incurred by them in connection with any action, suit or proceeding if such person acted in good faith and in a manner which he reasonably believed to be in or not opposed to the Company's best interests, and in the case of any criminal proceeding, that he had no reasonable cause to believe his conduct was unlawful. The Company is also obligated to advance expenses of officers and directors incurred in defending any such action, suit or proceeding before any resolution of the action, suit or proceeding.

     Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors and officers pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

     The Company has purchased a policy of directors' and officers' liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment in some circumstances.

     There is no pending material litigation or proceeding involving us and any of our directors, officers, employees or other agents as to which indemnification is being sought, nor are we aware of any pending or threatened material litigation that may result in claims for indemnification by any director, officer, employee or other agent.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The table below sets forth information known to us regarding the beneficial ownership of our common stock as of March 31, 2005, by each of the following:

o each person known to us to be the beneficial owner of more than 5% of our outstanding common stock;
o        each named executive officer;
o        each of our directors; and
o        all executive officers and directors as a group.

     Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission, and generally includes voting power and/or investment power with respect to securities. Shares of common stock subject to options currently exercisable or exercisable within 60 days after March 31, 2005 are deemed outstanding for purposes of computing the beneficial ownership by the person holding such options, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as otherwise noted, the persons or entities named have sole voting and investment power with respect to all shares shown as beneficially owned by them. Unless otherwise indicated, the principal address of each of the shareholders below is Sunset Brands, Inc., 10990 Wilshire Blvd., Ste. 1220, Los Angeles, California 90024.


                                                                                           AMOUNT AND
                                                                                           NATURE OF       PERCENT OF
                                                                                           BENEFICIAL       CLASS(2)
   NAME OF BENEFICIAL OWNER                                                               OWNERSHIP(1)
   ------------------------                                                               ------------
   Sunset Holdings International, Ltd..............................................      1,962,279(3)        22.5%
   Bryant Park, LLC................................................................      1,250,000           14.3%
   Todd Sanders....................................................................        811,781(4)         9.3%
   Linda Langdon...................................................................        802,577(5)         9.0%
   Dan Langdon.....................................................................        366,444 (5)(6)     4.1%
   Robert Moore....................................................................         94,132(7)          1%
   Robert Ives.....................................................................              0             *
   Stephen Radusch.................................................................         62,314(8)          *
   All directors and executive officers as a group (4 persons)(9)..................      3,708,083           40.8%


   Sol Kest                                                                                615,554(10)        7.0%
   N.Y. Holdings Limited                                                                   640,554(10)        7.3%

----------

(1) Except as otherwise indicated and subject to applicable community property and similar laws, Sunset assumes that each named owner has the sole voting and investment power with respect to their shares (other than shares subject to options and warrants). Amount of shares beneficially owned includes shares which are subject to options, warrants and other convertible securities that are currently, or within 60 days after March 31, 2005 will be, exercisable or convertible into shares of common stock.

(2) Percent of class is based on 8,733,034 shares of common stock outstanding as of March 31, 2005, with respect to each named person, the number of shares of common stock, if any, which the stockholder has the right to acquire within 60 days of such date. Ownership of less than one percent is indicated by an asterisk.

(3) Sunset Holdings International Ltd. is controlled by Mr. Sanders and therefore shares owned by Sunset Holdings International may be deemed to be beneficially owned by Mr. Sanders.

(4) Includes 415,000 shares owned by SH Partnership Investments, an entity owed and controlled by Mr. Sanders, and 41,667 shares of common stock subject to an option held by Todd Sanders which are currently, or within 60 days after March 31, 2005 will be exercisable. Does not include shares owned by Sunset Holdings International, Ltd.

(5) Includes 139,000 shares of Series A Redeemable Convertible Preferred Stock which are convertible into shares of common stock and warrants to purchase up to 139,000 shares of common stock, which are currently, or within 60 days after March 31, 2005 will be, exercisable.

(6) Includes shares held in the name of Cynthia Langdon, Mr. Langdon's spouse.

(7) Consists of shares owned by NDMS Investments, L.P., an entity owned and controlled by Mr. Moore.

(8) Includes 25,000 shares of common stock subject to an option, which are currently, or within 60 days after March 31, 2005 will be, exercisable.

(9) Includes shares owned by Sunset Holdings International, Ltd. which is an affiliate of Todd Sanders.

(10) Includes shares underlying Series A Redeemable Preferred Stock and common stock purchase warrants.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since January 1, 2003, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which Sunset was or is to be a party in which the amount involved in the transaction or a series of similar transactions exceeds $60,000 and in which any director, executive officer or holder of more than 5% of our common stock, or any member of the immediate family of any such persons, had or will have a direct or indirect interest other than the transactions described below.

     Effective upon completion of the mergers, Sunset entered into the Services Agreement with Sunset Holdings International, Ltd., a corporation controlled by Todd Sanders, described in Item 9 above. See "Directors and Executive Officers of the Registrant-Terms of Employment and Services
Agreement with Management."

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The exhibits listed below are filed as part of, or incorporated by reference into, this Form 10-KSB.


EXHIBIT NO.       TITLE

2.1 Agreement and Plan of Merger by and among Cascade Sled Dog Adventures, Inc., Sunset Brands, Inc., Low Carb Creations, Inc., Cascade LCC Merger Sub, Inc., the shareholders of Low Carb Creations, Inc., and Dan Langdon, as Stockholder Representative of such shareholders.(1)

2.2 Agreement and Plan of Merger by and among Cascade Sled Dog Adventures, Inc., Sunset Brands, Inc., and Cascade Sled Dog Merger Sub, Inc. (1)

2.3 Acquisition Agreement and Plan of Merger, dated as of February 18, 2005, by and among the Company, IBF Fund Liquidating, LLC, a Delaware limited liability company, U.S. Mills, Inc., a Delaware corporation, USM Acquisition Sub, Inc., a Delaware corporation.(2)

2.31 Form of Investor Rights Agreement to be executed at closing between the Company and certain holders of USM capital stock at the time of closing. (2)

3.1.1 Certificate of Amendment and Restatement of Registrant's Articles of Incorporation. (1)

3.1.2 Certificate of Amendment to Articles of Incorporation changing name to Sunset Brands, Inc. (1)

3.1.3    Certificate of Amendment to Registrant's Articles of
         Incorporation.(3)

3.2      Bylaws. (4)

10.1 Form Share Exchange Agreement between Cascade Sled Dog Adventures, Inc. and certain of its shareholders.(1)

10.2 Form of Warrant issued to shareholders pursuant to Shares Exchange Agreement described in 10.1 above.(1)

10.3 Form of Subscription Supplement applicable to holders of Series A Redeemable Convertible Preferred Stock.(1)

10.4 Form of Unsecured Promissory Note issued to shareholders of Low Carb Creations, Inc. (1)

10.5 Form of Warrant originally issued by Sunset Brands, Inc. and converted into a warrant to acquire a corresponding number of shares of Registrant's Common Stock.(1)

10.6     Employment Agreement between the Registrant and Dan Langdon. (1)

10.7     Employment Agreement between the Registrant and Linda Langdon. (1)

10.8     Form of Warrant in favor of Bryant Park, LLC. (1)

10.9 Settlement Agreement, dated as of December 29, 2004, by and among the former shareholders of Low Carb Creations, Inc., the Company, Sunset Brands California, Inc. and Low Carb Creations, Inc. (5)

10.10    Sunset Brands, Inc. 2004 Stock Incentive Plan. (5)

10.11    Services Agreement with Sunset Holdings International, Ltd.

10.12    Consulting Agreement with CEOcast, Inc.

10.13    Consulting Agreement with Richard Hirsch.

21       Subsidiaries of the Registrant.

23.1     Consent of Hansen, Barnett & Maxwell*

23.2     Consent of BDO Seidman, LLP*

31.1     Certification of the President and Chief Executive Officer*

31.2     Certification of the Chief Financial Officer*

32.1 Certificate of the President and Chief Executive Officer pursuant to 18 U.S.C ss.1350*

32.2 Certificate of the Chief Financial Officer pursuant to 18 U.S.C ss.1350*

------------

(1) Incorporated by reference to Registrant's Form 8-K filed on October 5, 2004.
(2) Incorporated by reference to Registrant's Form 8-K filed on February 25,
    2005.
(3) Incorporated by reference to Registrant's Form 8-K filed on January 28,
    2005.
(4) Incorporated by reference to Registrant's Registration Statement on Form SB-2/A filed on April 9, 2001. (5) Incorporated by reference to Registrant's Form 8-K filed on January 18, 2005. * To be filed by amendment.

(b) Reports on Form 8-K:

     None.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

     The aggregate fees Hansen Barnett & Maxwell billed us for the last fiscal year for professional services for the audit of our annual financial statements and review of financial statements included in our Reports on Form 10-QSB or services normally provided by Hansen Barnett & Maxwell in connection with filings or engagements for such years were $_________.

AUDIT-RELATED FEES

     The aggregate fees Hansen Barnett & Maxwell billed us for the last fiscal year for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under the caption "Audit Fees" were $_____, all of which was for audit-related services in connection with ______________.

TAX FEES

     The aggregate fees Hansen Barnett & Maxwell billed us in the last fiscal year for compliance, tax advice, or tax planning were $_____, of which all was for the year ended December 31, 2004.

ALL OTHER FEES

     Hansen Barnett & Maxwell did not bill us any additional fees for the last fiscal year for products and services provided by Hansen Barnett & Maxwell, other than the services reported above.

AUDIT COMMITTEE PRE-APPROVAL POLICIES

General

     The Audit Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy, which sets forth the procedures and the conditions pursuant to which services to be performed by the independent auditor are to be pre-approved. Under the Policy, proposed services either may be pre-approved by agreeing to a framework with descriptions of allowable services with the Audit Committee ("general pre-approval"), or require the specific pre-approval of the Audit Committee ("specific pre-approval"). Unless a type of service has received general pre-approval, it requires specific pre-approval by the Audit Committee if it is to be provided by the independent auditor.

     The Policy describes the Audit, Audit-related, Tax and All Other Services that are subject to the general pre-approval of the Audit Committee. The Audit Committee will annually review and pre-approve the services that may be provided by the independent auditor that are subject to general pre-approval. Under the Policy, the Audit Committee may delegate either type of pre-approval authority to its chairperson or any other member or members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next meeting. The Policy does not delegate the Audit Committee's responsibilities to pre-approve services performed by the independent auditor to management.

Audit Services

     The annual Audit services engagement scope and terms are subject to the general pre-approval of the Audit Committee. Audit services include the annual financial statement audit (including required quarterly reviews) and other procedures required to be performed by the independent auditor to be able to form an opinion on the Company's consolidated financial statements. Audit services also include the attestation engagement for the independent auditor's report on management's assertion on internal controls for financial reporting. The Policy provides that the Audit Committee will monitor the Audit services engagement throughout the year and will also approve, if necessary, any changes in terms and conditions resulting from changes in audit scope or other items. The Policy provides for Audit Committee pre-approval of specific Audit services.

Audit-related Services

     Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements or that are traditionally performed by the independent auditor. Under the Policy, the Audit Committee grants general pre-approval to specified Audit-related services. All other Audit-related services not specified must be specifically pre-approved by the Audit Committee.

Tax Services

     Under the Policy, the Audit Committee grants general pre-approval to specific tax compliance, planning and advice services that have historically been provided by the auditor, that the Audit Committee has reviewed and believes would not impair the independence of the auditor, and that are consistent with the SEC's rules on auditor independence. Other tax services must be specifically approved by the Audit Committee.

All Other Services

     Under the Policy, the Audit Committee grants general pre-approval to specific permissible non-audit services classified as All Other Services that it believes are routine and recurring services, would not impair the independence of the auditor and are consistent with the SEC's rules on auditor independence. Services permissible under applicable rules but not specifically approved in the Policy require further specific pre-approval by the Audit Committee.

PROCEDURES

     The Policy provides that at the beginning of each year, the chief financial officer and the Company's independent auditor will jointly submit to the Audit Committee a schedule of audit, audit-related, tax and other non-audit services that are subject to general pre-approval. This schedule will provide a description of each type of service that is subject to general pre-approval and, where possible, will provide projected fees (or a range of projected fees) for each service. The Audit Committee will review and approve the types of services and review the projected fees for the next fiscal year. Any changes to the fee amounts listed in the schedule will be subject to further specific approval of the Audit Committee. The Policy prohibits the independent auditor from commencing any project not described in the schedule approval by the Audit Committee until specific approval has been given.

     The Audit Committee pre-approved all of the services described above under the captions "Audit Related Fees" and "Tax Fees" pursuant to paragraphs
(c)(7)(i)(C) of Rule 2-01 of Regulation S-X.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                               Sunset Brands, Inc.

Date:    April 15, 2005          By:      /s/ TODD SANDERS
                                          -----------------------------------
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                               Title                        Date

/s/ TODD SANDERS          President, Chief Executive Officer
------------------------  (principal executive officer) and     April 15, 2005
   Todd Sanders                        Director

/s/ STEPHEN K. RADUSCH    Chief Financial Officer (principal
------------------------  financial and accounting officer)     April 15, 2005
   Stephen K. Radusch

/s/ LINDA LANGDON
------------------------               Director                 April 15, 2005
   Linda Langdon

/s/ ROBERT W. MOORE
------------------------               Director                 April 15, 2005
   Robert W. Moore

/s/ ROBERT IVES
------------------------               Director                 April 15, 2005
   Robert Ives

Due to an electrical outage of 30 hours at our company headquarters, which hindered the ability of the auditors to timely complete their audit, we are forced to file our annual report with only information that is prepared by management. The accompanying financial statements have not been audited by an independent certified public accountant and when an audit is completed the Form 10-KSB will be amended to include audited financial statements.





                      SUNSET BRANDS, INC. AND SUBSIDIARIES
                         UNAUDITED FINANCIAL STATEMENTS
                                TABLE OF CONTENTS

                                                                            PAGE

Consolidated (Unaudited) Balance Sheets December 31, 2004 and 2003...........F-1

Consolidated (Unaudited) Statements of Operations for the Years
   Ended December 31, 2004 and 2003..........................................F-2

Consolidated (Unaudited) Statements of Changes in Shareholders' Equity

(Deficiency) for the Years Ended December 31, 2003 and 2004..................F-3

Consolidated (Unaudited) Statements of Cash Flows for the Years Ended
December 31, 2004 and 2003...................................................F-4

Notes to Consolidated Financial Statements...................................F-5


                       ----------------------------------

SUNSET BRANDS, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
UNAUDITED

                                    SUNSET BRANDS, INC.
                                CONSOLIDATED BALANCE SHEET
                                     DECEMBER 31, 2004


December 31,                                                                                      2004              2003
                                                                                             ---------------   ---------------
ASSETS
CURRENT ASSETS
Cash                                                                                         $      521,585    $       19,871
Accounts receivable, net of allowance for doubtful accounts of $82,627 and $0                        35,432           879,430
Other receivables                                                                                    31,054                 -
Inventories                                                                                           6,786            62,137
Prepaid expenses and other current assets                                                            62,874            52,660
Deferred tax assets                                                                                       -             1,000
------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                                657,731         1,015,098
------------------------------------------------------------------------------------------------------------------------------
Plant and equipment, net of accumulated depreciation of $15,042 and $4,340                           59,723            43,603
Deferred acquisition expenses, net of accumulated amortization of $1,452 and $0                      93,031                 -
Related party receivables                                                                           279,185           118,561
Escrow                                                                                              313,020
Deferred tax assets, noncurrent                                                                           -            12,000
------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                 $    1,402,690    $    1,189,262
------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                                             $      515,860    $      693,799
Accrued liabilities                                                                                 226,050           115,266
Note payable                                                                                        270,000                 -
Line of credit                                                                                      221,272            30,250
Income taxes payable                                                                                      -            14,009
Note payable, shareholder                                                                                 -             2,000
Other current liabilities                                                                                 -
------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                         1,233,182           855,324
------------------------------------------------------------------------------------------------------------------------------
Deferred tax liability                                                                                    -            15,000
STOCKHOLDERS' DEFICIT
Preferred stock, Series A redeemable, convertible, par value $0.001;
10,000,000 shares authorized; 3,887 and 287 shares issued and outstanding                           524,479           250,000
Common stock, par value $0.001; 100,000,000 shares authorized;
8,675,164 and 3,451,960 shares issued and outstanding                                                 8,675             3,452
Additional paid-in capital                                                                        3,926,506            46,548
Accumulated deficit                                                                              (4,290,152)           18,938
------------------------------------------------------------------------------------------------------------------------------
Total stockholders' deficit                                                                         169,508           318,938
------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' deficit                                                  $    1,402,690    $    1,189,262
==============================================================================================================================

   The accompanying notes are an integral part of these financial statements.

SUNSET BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

                                  Sunset Brands, Inc.
                         Consolidated Statements of Operations
                          Year Ended December 31, 2004


For the Year Ended December 31,                                                                    2004              2003
------------------------------------------------------------------------------------------------------------------------------
Sales, net of sales discounts of $64,905 and $61,612                                              2,226,800         4,191,862
------------------------------------------------------------------------------------------------------------  ----------------
Loss on inventory obsolescence                                                                      323,054                 -
                                                                                            ----------------
Cost of sales                                                                                     1,967,567         3,161,324
------------------------------------------------------------------------------------------------------------  ----------------
Gross profit                                                                                        (63,821)        1,030,538
------------------------------------------------------------------------------------------------------------  ----------------
Operating expenses
Marketing, selling and distribution                                                                 727,821           459,014
General and administrative                                                                        2,516,817           455,979
------------------------------------------------------------------------------------------------------------  ----------------

Total operating expenses                                                                          3,244,638           914,993
------------------------------------------------------------------------------------------------------------  ----------------

Operating income (loss)                                                                          (3,308,459)          115,545
------------------------------------------------------------------------------------------------------------  ----------------

Other expenses
Interest expense                                                                                    (25,873)          (22,031)
Other expenses                                                                                            -              (383)
------------------------------------------------------------------------------------------------------------  ----------------

Income (loss) before benefit from income taxes                                                   (3,334,332)           93,131
Benefit from income taxes                                                                            31,054           (31,054)
------------------------------------------------------------------------------------------------------------  ----------------
Net loss                                                                                         (3,303,278)           62,077
------------------------------------------------------------------------------------------------------------  ----------------

Preferred dividends                                                                              (1,005,812)                -
------------------------------------------------------------------------------------------------------------  ----------------

Net loss available to commmon shareholders                                                       (4,309,090)           62,077
------------------------------------------------------------------------------------------------------------  ----------------

Basic and diluted net loss per common share                                                           (0.92)             0.02
------------------------------------------------------------------------------------------------------------  ----------------

Weighted average number of common shares outstanding used in
   basic and diluted loss per share calculation                                                   4,708,392         3,451,960
------------------------------------------------------------------------------------------------------------  ----------------

   The accompanying notes are an integral part of these financial statements.

SUNSET BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)
UNAUDITED



                                                    PREFERRED STOCK        COMMON STOCK      ADDITIONAL                    TOTAL
                                               ---------------------- ----------------------   PAID-IN     ACCUMULATED STOCKHOLDERS'
                                                 SHARES      AMOUNT      SHARES    AMOUNT      CAPITAL       DEFICIT       EQUITY
------------------------------------------------------------------------------------------------------------------------------------

BALANCE - JANUARY 1, 2003                            -         $ -             -      $ -           $ -      $ (3,582)     $ (3,582)

Issuance as founders' shares                        21      18,750       258,897      259         3,491             -        22,500

Issuance for services                               69      61,941       855,269      855        11,533             -        74,329

Issuance for conversion of debt                    188     169,309     2,337,794    2,338        31,524             -       203,171

Distribution from assumption of net liabilities
of Low Carb Distributions, Inc.                      -           -             -        -             -       (39,557)      (39,557)

Net loss                                             -           -             -        -             -        62,077        62,077
------------------------------------------------------------------------------------------------------------------------------------

BALANCE - JANUARY 1, 2003                          278   $ 250,000     3,451,960  $ 3,452      $ 46,548      $ 18,938     $ 318,938

Issuance upon exercise of warrants                   -           -       328,566      329          (329)            -             -

Issuance of Series A Preferred shares and
warrants for cash, net of cash offering costs of
$451,750 and $2,250,000 offering costs paid
through issuance of common shares                3,609     274,479     1,250,000    1,250     2,522,646             -     2,798,375

Grant of Beneficial Conversion Option                -           -             -        -     1,005,812             -     1,005,812

Issuance for settlement costs                        -           -        37,500       38        67,462             -        67,500

Issuance for services                                -           -       198,550      197       357,192             -       357,389

Issuance for the acquisition of Cascade Sled
Dog Adventures, Inc.                                 -           -     1,250,000    1,250      (108,819)                   (107,569)

Issuance for the acquisition of Sunset Brands        -           -     2,158,589    2,159      (226,844)            -      (224,685)

Compenstion from stock options                       -           -             -        -       262,838             -       262,838

Net loss                                             -           -             -        -             -    (4,309,090)   (4,309,090)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2004                      3,887     524,479     8,675,165  $ 8,675   $ 3,926,506   $(4,290,152)    $ 169,508
------------------------------------------------------------------------------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.

SUNSET BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

For the years ended December 31,                                                                2004              2003
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                $ (3,303,278)         $ 62,077
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation                                                                                  10,702             4,340
Amortization of intangible assets                                                              1,452                 -
Issuance of stock and warrants for services                                                  357,389                 -
Stock issued for settlement costs                                                             67,500                 -
Compensation from stock options                                                              262,842           131,389
Bad debt                                                                                      87,095                 -
Loss on inventory obsolescence                                                               323,054                 -
Changes in operating assets and liabilities:
Accounts receivable, net                                                                     756,903          (848,093)
Prepaid expenses                                                                             130,286                 -
Other receivables                                                                            (31,054)                -
Inventory                                                                                   (267,703)          (54,900)
Escrow - restricted cash                                                                    (313,020)                -
Deferred tax assets                                                                           13,000             2,000
Notes receivable - related party                                                             186,791           (56,092)
Deferred acquisition costs                                                                   (89,580)                -
Cash drawn in excess of bank                                                                 (19,700)                -
Accounts payable                                                                            (285,508)          687,565
Accrued liabilities                                                                          145,047            22,242
Deferred tax liability                                                                       (15,000)                -
Income taxes payable                                                                         (14,009)                -
Other assets                                                                                       -           (49,060)
-----------------------------------------------------------------------------------------------------------------------
NET CASH USED BY OPERATING ACTIVITIES                                                     (1,996,791)          (98,532)
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment                                                                        (26,822)          (40,048)
-----------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                        (26,822)          (40,048)
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable                                                                        -           130,000
Payments on notes payable                                                                          -            (1,829)
Principal payments on notes payable - related parties                                       (216,250)                -
Proceeds from line of credit                                                                 191,022            30,250
Proceeds from bridge loan                                                                    270,000                 -
Eliminataion of intercompany note payable                                                   (500,000)                -
Net proceeds from issuance of preferred shares                                             2,798,375                 -
-----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  2,543,147           158,421
-----------------------------------------------------------------------------------------------------------------------

NET CHANGE IN CASH                                                                           519,534            19,841

CASH AT BEGINNING OF PERIOD                                                                    2,051                30
-----------------------------------------------------------------------------------------------------------------------

CASH AT END OF PERIOD                                                                      $ 521,585          $ 19,871
-----------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
-----------------------------------------------------------------------------------------------------------------------
Issuance of stock for acquisition of Sunset Brands                                           224,689                 -
Issuance of stock for acquisition of Cascade Sled Dogs                                       107,569                 -
Issuance ofstock for debt reduction                                                                -           203,171


   The accompanying notes are an integral part of these financial statements.

                      SUNSET BRANDS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND PRESENTATION OF FINANCIAL STATEMENTS - Low Carb Creations (Low Carb) is a marketer of sweet and savory products for consumers interested in maintaining a low carbohydrate, healthy life style. Low Carb provides development, distribution and consulting services related to low carbohydrate foods throughout the Untied States and Canada. On October 4, 2004 Low Carb combined with Sunset Brands California, Inc. (Sunset California) and Cascade Sled Dog Adventures, Inc. (Cascade) in a business combination where, for accounting purposes, Low Carb was the acquirer, as described more fully in Note
2. On October 4, 2004 Cascade changed its name to Sunset Brands, Inc. These consolidated financial statements include the accounts of Low Carb for the two years ended December 31, 2004 and the accounts of Cascade and Old Sunset (the consolidated entity is collectively "Sunset" or the "Company") for the period since their acquisition through December 31, 2004. Intercompany accounts and transactions have been eliminated in consolidation.

Sunset's current business intends to capitalize on the fast growing demand for healthy, better for you foods and beverages that have resulted from the increased popularity of these items in everyday diets through the acquisition of healthy food brands and companies.

USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, revenues and expenses and certain financial statement disclosures. Significant estimates in these consolidated financial statements include allowances for doubtful accounts receivable, net realizable value of inventories, depreciable lives of assets, the valuation of assets and liabilities acquired in business combinations, and assumptions used in the determination of the market value share price for equity transactions. Actual results could differ from these estimates.

BUSINESS CONDITION - Sunset has suffered operating losses and negative cash flows from operating activities since inception. These conditions give rise to substantial doubt about Sunset's ability to continue as a going concern. Continued operations, as well as the implementation of Sunset's business plan, will depend upon its ability to raise additional funds through equity or debt financings. Sunset's ability to continue as a going concern is dependent on additional sources of capital, reduction in operational losses and the success of its business plan. If Sunset is unable to improve operating results and/or obtain such additional financing if and when needed, management will be required to curtail growth plans and scale back projected acquisition activities. No assurances can be given that Sunset will be successful in raising additional financing required by future operations or improve operational results.

RECLASSIFICATIONS - Certain 2003 amounts have been reclassified to conform to the 2004 presentation. These reclassifications had no effect on the previously reported net loss.

RECENT ACCOUNTING PRONOUNCEMENTS - In December 2004, the FASB issued Statement No. 123 (Revised 2004), Share-Based Payment ("Statement 123(R)"). Statement 123(R) revises Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123(R) requires the recognition of the cost of employee services received in exchange for stock options and awards of equity instruments based on the grant-date fair value of such options and awards, over the period they vest. Under the options for adoption available under Statement 123(R), the Company has determined to adopt Statement 123(R) on the modified-prospective basis beginning on July 1, 2005, which will result in the recognition of the remaining unamortized grant-date fair value compensation over the remaining vesting period.

                      SUNSET BRANDS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


In June 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 requires certain instruments, including mandatorily redeemable shares, to be classified as liabilities, not as part of shareholders' equity or redeemable equity. For instruments that are entered into or modified after May 31, 2003, SFAS 150 is effective immediately upon entering the transaction or modifying terms. For other instruments covered by SFAS 150 that were entered into before June 1, 2003, Statement 150 is effective for the first interim period beginning after June 15, 2003. The Company does not expect implementation of SFAS 150 to have a material effect on the Company's financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities ("FIN 46"). The primary objectives of FIN 46 are to provide guidance on the identification and consolidation of variable interest entities. Variable interest entities are entities that are controlled by means other than voting rights. The guidance applies to variable interest entities created after January 31, 2003. The Company holds no interest in variable interest entities.

ACCOUNTS RECEIVABLE - The Company provides credit, in the normal course of business, to various wholesalers and retailers in the industry throughout the United States. The Company performs ongoing credit evaluations of its customers and believes receivable are valued at an estimate of the amount that will ultimately be collected. The Company believes its credit policies do not result in significant adverse risk.


Inventories - INventories consist of low carb food products and are valued at lower of cost determined on the first-in, first-out (FIFO) basis or market value. When there is evidence that the inventory's value is less than original cost, the inventory is reduced to market value. The Company determines market value on current resale amounts and whether obsolescence exists.

PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost. Depreciation of property and equipment is provided using the straight-line method for financial reporting purposes at rates based on the estimated useful lives of 5 to 7 years.

Expenditures for repairs and maintenance are charged to expense as incurred. Major expenditures for renewals and betterments are capitalized and are subject to depreciation over the estimated useful life. Gains and losses on dispositions of equipment are reflected in earnings.

Depreciation expense for the years ended 2004 and 2003 was $10,702, and $4,340 respectively.

IMPAIRMENT OF LONG-LIVED ASSETS - The Company reviews the carrying values of its long-lived and identifiable assets for possible impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying value or fair value less costs to sell. There was no adjustment due to impairment of long-lived assets during the year ended December 31, 2004 and 2003.

REVENUE RECOGNITION - Revenues are recognized from product sales upon shipment.

SHIPPING AND HANDLING COSTS - In accordance with EITF 00-10, the Company records revenue related to shipping and handling costs charged to customers in net sales. The related expense is recorded in freight-out expense included in cost of good sold. For the year ended December 31, 2003, the Company recorded total shipping and handling costs of $446,210.

INCOME TAXES - The Company accounts for income taxes in accordance with Statement of Financial

                      SUNSET BRANDS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires deferred tax liabilities and assets to be recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are provided for temporary differences between financial statement and tax bases of certain liabilities and assets. SFAS No. 109 also requires the Company to recognize income tax benefits for loss carryovers, which have not previously been recorded. The tax benefits recognized must be reduced by a valuation allowance in certain circumstances.

BASIC AND DILUTED LOSS PER SHARE - Basic loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period.

SHARE-BASED COMPENSATION - The Company accounts for its share-based compensation to employees and directors under APB 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB 25, compensation related to stock options, if any, is recorded if an option's exercise price on the grant date is less than the fair value of the Company's common stock on the grant date, and amortized over the vesting period. Compensation expense for stock awards or purchases, if any, is recognized if the award or purchase price on the measurement date is below the fair value of the Company's common stock, and is recognized on the date of award or purchase. As of December 31, 2004, the Company has a share-based employee compensation plan under which employee compensation for stock options was $262,838.

The Company accounts for its share-based compensation to non-employees using the fair value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. Under SFAS No. 123, stock-based compensation is determined as the fair value of the equity instruments issued. The measurement date for these issuances is the earlier of the date at which a commitment for performance by the recipient to earn the equity instruments is reached or the date at which the recipient's performance is complete. The Company had warrants outstanding for 425,000 shares as of December 31, 2003.

ADVERTISING COSTS - The Company expenses advertising costs as they are incurred. Advertising expense for the year ended December 31, 2003 amounted to $206,948.

NOTE 2 - BUSINESS COMBINATION

On October 4, 2004 Cascade completed a reorganization agreement with Low Carb and with Sunset California, under which Cascade acquired 100% of the outstanding common stock of Sunset California and Low Carb in exchange for the issuance of 3,451,960 common shares and 278 Series A Preferred shares. As a result of the issuance, the shareholders of Low Carb owned a majority of the outstanding common stock of Cascade immediately following the transaction. The transaction resulted in a change of control of Cascade and of Sunset California and a change in the reporting entity to Low Carb.

Cascade had 5,045,658 of which 2,545,658 were cancelled in exchange for 1,000,000 warrants to purchase common stock at $1.08 per share, and 2,500,000 common shares outstanding prior to the transaction remained outstanding after. For financial reporting purposes, Low Carb is considered to be the acquirer. The acquisition was recognized as a forward stock split of Low Carb's 300,000 shares of common stock outstanding prior to the reorganization for 3,451,960 common shares, and the issuance of 278 Series A Preferred shares. The effect of the stock split has been retroactively restated for all periods presented. Low Carb's financial statements will continue to present its assets and liabilities at their historical cost. The assets of Cascade were considered to have been acquired by Low Carb in exchange for the assumption of Cascade's liabilities and the issuance of

                      SUNSET BRANDS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


2,500,000 common shares. The net liabilities consisted of accounts payable of $107,569. The assets of Sunset California were considered to have been acquired by Low Carb in exchange for the acquisition of Sunset California's current assets of $312,874 and the assumption of Sunset California's liabilities of $632,200 and the issuance of 2,500,000 common shares.

NOTE 3 - LINE OF CREDIT

The Company is obligated pursuant to a line of credit agreement with a bank due March 10, 2005. The credit agreement provides for a maximum borrowing of $200,000. The loan is secured by substantially all of the assets of the Company and is guaranteed by a stockholder of the Company. The Company's outstanding borrowings under the secured credit agreement were $30,315 and $30,250 at December 31, 2004 and 2003, respectively. The line of credit bears interest at the bank's prime rate of 8.0% at December 31, 2004.

NOTE 4 - SERIES A REDEEMABLE, CONVERTIBLE PREFERRED STOCK

On October 4 2004, Sunset completed a $3.25 million private placement of 3,637 units, each unit having a purchase price of $900 and consisting of 1,000 shares of Sunset's Series A Redeemable, Convertible Preferred Stock and warrants to purchase an aggregate of 1,000 shares of Sunset Common Stock at the following exercise prices: (1) 500 shares at an exercise price of $1.08; (2) 250 shares at an exercise price of $1.20 per share, and (3) 250 shares at an exercise price of $1.32 per share. Each warrant has a term of five years, which does not commence until the effectiveness of a registration statement as provided by registration rights to the purchasers of Sunset Series A Redeemable, Convertible Preferred Stock.

Each share of Series A Redeemable, Convertible Preferred stock is currently convertible into one share of Sunset common stock subject to adjustment for certain dilutive events. Except as limited by law, the holders of Series a Redeemable, Convertible Preferred Stock are entitled to vote with holders of common stock as a single class on all matters on an as-converted basis. In addition, holders of Series A Redeemable, Convertible Stock are entitled to receive dividends on a cumulative basis payable pro rata, when, and if, declared by the Board of directors out of the net profits of the company at the per share rate of 8% of the preference price per annum.

In the event of liquidation, dissolution or winding up, the holders of Series A Redeemable, Convertible Preferred Stock are generally entitled to receive a liquidation preference over holders of common stock equal to $.90 per share, subject to adjustment for certain dilutive events.

Holders of Series A Redeemable, Convertible Preferred Stock may require that Sunset redeem their shares in the event that Sunset completes one or more financing transactions in the form of sales of convertible debt or equity, resulting in gross proceeds to sunset of at least $7 million.

NOTE 5 - COMMON STOCK

The Company's Articles of Incorporation (Articles) authorize the issuance of one class of shares designated as common stock, having a $.001 par value. The numbers of shares of common stock authorized are 10,000,000.

Common stockholders are entitled to receive dividends when and if declared by the Board of Directors, to share ratably in the proceeds of any dissolution or winding up of the Company and to vote on certain matters as provided in the Articles. Shares of common stock are subject to transfer restrictions and certain rights of first refusal relating to the securities laws, the bylaws of the Company.

                      SUNSET BRANDS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 6 - DISTRIBUTION

On April 30, 2003, the Company made distributions in the amount of $39,557 for the difference in assets and liabilities that were transferred to the Company from Low Carb Distributions, Inc. when operations ceased.

NOTE 7 - RETIREMENT PLAN

The Company has a discretionary 401(k) Profit-Sharing Plan covering substantially all of its employees meeting age and length of service requirements. The Plan was adopted effective January 1, 2004. Employer contributions to the Plan are made at the discretion of Company management. No contributions were made during the year ended December 31, 2004 or 2003.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company maintains its office in leased premises in Vancouver, Washington. The lease expires on October 31, 2006. The lease requires monthly rental payments of $4,127 and $1,500, respectively, plus real estate taxes and common area operating expenses. The lease is guaranteed by a stockholder of the Company.



-------------------------------------------------------------------------------
Years ending December 31,                                        Amount
-------------------------------------------------------------------------------
2005                                                         $      63,033
2006                                                                53,896
-------------------------------------------------------------------------------
Total future minimum lease payments                          $     116,929
-------------------------------------------------------------------------------

Rent expense charged to operations for the year ended December 31, 2003 amounted to $24,480.

NOTE 9 - RELATED PARTY TRANSACTIONS

During 2003, cash loans were made for $29,000 and inventory was sold for $54,931, at cost to Low Carb Habit, Inc. The balance in the receivable at December 31, 2003 is $118,561. The loan does not carry an interest rate or repayment schedule, though it is expected that the loan will be repaid during 2004. Two of the stockholders of Low Carb Creations, Inc., owning 56.67% of the outstanding shares, own 100% of the stock of Low Carb Habit, Inc

On January 27, 2004, the Company entered into a convertible promissory note in the amount of $125,000 with simple interest at the rate of 8% per annum. The note is due in full on the earlier of January 15, 2005 or the closing of funding by the Company of not less than $1,000,000. In addition, the Company agrees to issue 50,000 shares of common stock plus stock options to purchase an additional 50,000 shares at an exercise price of $.50 per share. The note is convertible into 250,000 shares of the Company's common stock.

The Company is obligated pursuant to a convertible line of credit with Sunset Holdings International, Ltd. ("SHI"), a company with common ownership. The credit agreement provides for a maximum borrowing of $100,000 and is due on demand as of April 1, 2004. SHI has the right to convert all, but not less than all, of the unpaid principal and accrued interest of the note into a number of shares of capital stock of the Company at $.10 per share. The Company's outstanding borrowings under the line of credit at December 31, 2003 amounted to $28,941. The line of credit bears simple interest at 8% per annum payable monthly. On March 31, 2004, the Company converted $46,114 of the line of credit with SHI into 461,143 shares of common stock.

                      SUNSET BRANDS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


Pursuant to a month-to-month office use agreement, the Company pays SHI, monthly fees in the amount of $20,000 in exchange for the use of office space, furniture, telephone usage, insurance, computer equipment and payroll reimbursement for use of office personnel.

NOTE 10 - SUBSEQUENT EVENTS

On January 14, 2005, Sunset entered into a settlement agreement dated as of December 29, 2004 , by and among Sunset and selling shareholders of Low Carb Creations, Inc. ("LCC"). The settlement agreement represents the mutual agreement of all parties to settle certain issues and controversies with respect to certain matters relting to the transaction contemplated by the merger agreement and the business of LCC.

Pursuant to the merger agreement, the LCC shareholders originally received the following aggregate consideration: (i) unsecured promissory notes of Sunset in an aggregate principal amount of $2,000,000 (the "Notes"), (ii) 7,136,736 shares of Sunset's common stock, 4,757,824 of which were issued to the Shareholders (the "Merger Shares"), 2,146,098 of which were issued to the Shareholders but held in escrow pursuant to the terms of the Merger Agreement (the "Escrow Shares") and 232,814 shares of which were surrendered to the Company for cancellation by two selling shareholders, and (iii) an additional cash payment of $1,000,000 payable at such time as cumulative net sales of LCC reached $17,500,000 (the "Deferred Cash Payment").

In addition, in connection with the merger, certain selling shareholders agreed to convert an aggregate of $125,000 of the Notes otherwise due to them into shares of Sunset Series A Preferred Stock and related warrants of the company (the "Conversion Units") so that the aggregate outstanding balance of the Notes immediately following the merger was $1,750,000.

Pursuant to the Settlement Agreement:

     o the Escrow Shares have been cancelled and are no longer considered issued and outstanding shares of Sunset; provided, however, that the company has released an aggregate of 175,000 of the Escrow Shares to certain selling shareholders in proportion to their relative ownership percentages of LCC immediately prior to completion of the merger;

     o   the Notes have been cancelled and are of no further force or effect;

     o Sunset's obligation to pay all or any portion of the Deferred Cash Payment has been terminated and is of no further force and effect;

     o in the event certain LCC executives provide certain transition/integration services, the Board of Directors of Sunset will consider, in good faith, the payment of a bonus to the executives for their services in connection with such acquisition; provided that nothing in the Settlement Agreement mandates that any such bonus be approved or paid or that the company utilize the services of the executives in connection with any such acquisition;

     o Sunset will continue to make or cause LCC to make payments on LCC's line of credit with Wells Fargo Bank in accordance with its terms and that the company will use its commercially reasonable efforts to repay such line of credit on the following schedule: (i) 25% of the outstanding balance within five (5) business days of the effective date of the Settlement Agreement; (ii) 25% of the outstanding balance on or before February 15, 2005; and (iii) any remainder on or before April 1, 2005; provided that the Company shall not be

                      SUNSET BRANDS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


         required to make any repayments in the event it is able to secure the release of any Shareholders who are guarantors of the line of credit. As of December 31, 2004 the outstanding principal amount of the line of credit was approximately $235,000;

     o Sunset will use commercially reasonable efforts to facilitate the private sale by certain selling shareholders of up to 1,500,000 of the Merger Shares held by them, subject to compliance with applicable federal and state securities laws; and

     o Sunset (or, at the option of the company, Sunset Holdings International, Ltd ("SHI")), will purchase 1,000,000 of the Merger Shares (the "Repurchased Shares") from certain selling shareholders at a purchase price of $0.10 per share. Sunset has determined that the repurchase of the Repurchased Shares is not in its best interest at this time and, accordingly, SHI has agreed to purchase the Repurchased Shares and, in connection therewith, shall grant the company the right, exercisable over a period of six months following such purchase, to acquire the Repurchased Shares from SHI at SHI's cost. SHI is a significant shareholder of the Sunset and controlled by Todd Sanders, the President and Chief Executive Officer of Sunset.

     o On or about January 12, 2005, holders of a majority of the outstanding voting stock of Sunset adopted and approved the 2004 Stock Incentive Plan by written consent The incentive Plan was approved by the Board of Directors on December 9, 2004, subject to shareholder approval. The Incentive Plan enables Sunset to grant stock options, restricted stock awards and performance awards to eligible employees, consultants and other service providers to the company and its subsidiaries. Sunset has reserved 10,000,000 shares of its common stock for issuance pursuant to grants under the Incentive Plan.

     o On February 18, 2005, Sunset Brands, Inc. announced that it had entered an Acquisition Agreement to acquire the outstanding shares of capital stock of U.S. Mills, Inc., a Delaware corporation ("USM"), for (i) $17,000,000 in cash less any cash used to repay outstanding indebtedness for borrowed money, and (ii)$3,000,000 in Sunset Series B Preferred Stock and warrants to purchase shares of the company's Common Stock that are expected to be offered and sold by the company to third-part financing sources prior to or simultaneously with the closing of the merger.

                      SUNSET BRANDS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


The total consideration is subject to adjustment, upwards or downwards dollar for dollar by the amount, if any, that USM's working capital as of the closing of the merger is greater than or less than a deficit of $750,000; provided, that any upward adjustment in the consideration is limited to $500,000 and shall be paid through the issuance of additional shares of Series B Preferred Stock. In addition, in the event that 2004 audited earnings before interest, taxes, depreciation and amortization ("EBITDA") of USM is below $2,044,000, the aggregate consideration shall be reduced by (i) the amount by which the 2004 audited EBITDA is below $2,044,000 multiplied by (ii) ten.

USM and Sunset have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants by USM (i) to conduct its businesses in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and consummation of the merger, and (ii) not to engage in certain kinds oftransactions during such period. In addition, USM made certain additional customary covenants, including among others, covenants not to: (i) solicit proposals relating to alternative business combination transactions or (ii) subject to certain exceptions, enter into discussions concerning or provide confidential information in connection with alternative business combination transactions.

Consummation of the merger is subject to customary conditions, including (i) approval of the holders of USM's capital stock, (ii) to the extent required under applicable law, approval of holders of Sunset's capital stock, (ii) absence of any law or order prohibiting the closing, (iii) subject to certain exceptions, the accuracy of representations and warranties, and (iv) the absence of any material adverse change in USM's business and (v) the delivery of customary opinions and closing documentation. In addition, the closing is conditioned upon cancellation of any indebtedness of USM for borrowed money in excess of $17,000,000, and the entry of a final, non-appealable order of the United States Bankruptcy Court for the Southern District of New York approving the execution and delivery of the Merger Agreement and the transactions contemplated thereby.

As required by the Merger Agreement, Sunset delivered into escrow $500,000 in cash and 500,000 shares of the company's common stock. The Merger Agreement contains certain termination rights for both USM and Sunset, and further provides that, upon termination of the Merger Agreement under specified circumstances, USM may be required to pay a termination fee of $500,000. In addition, in the event all other conditions to closing have been satisfied and Sunset fails to close due to a failure of the company to have sufficient cash or other financing in place, Sunset may be required to forfeit the deposit to USM.