Form 10KSB/A
period 2004-12-31
Sunset Brands Inc
filed 2005-04-29
CIK 1137149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________

FORM 10-KSB/A

(Amendment No. 1)

(MARK ONE)

X	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the fiscal year ended December 31, 2004

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

COMMISSION FILE NUMBER: 000-51162

Sunset Brands, Inc.

(Name of Small Business Issuer in its Charter)

Nevada	91-2007330
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

10990 Wilshire Boulevard, Suite 1220, Los Angeles, California 90024

(Address of Principal Executive Offices Including Zip Code)

(310) 478-4600

(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Act: Common Stock

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form 10-KSB, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked price of the common stock as of March 31, 2005, was $13,067,706.

The Registrant’s revenues for its most recent fiscal year were $2,226,800.

There were 8,733,034 shares of the Registrant’s Common Stock outstanding as of March 31, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

None

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

YES          NO   X

TABLE OF CONTENTS

PART I

Page

ITEM 1	DESCRIPTION OF BUSINESS	2

ITEM 2	DESCRIPTION OF PROPERTY	18

ITEM 3	LEGAL PROCEEDINGS	18

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	19

PART II

ITEM 5	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER
	MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	19

ITEM 6	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	20

ITEM 7	FINANCIAL STATEMENTS	23

ITEM 8	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
	ON ACCOUNTING AND FINANCIAL DISCLOSURE	23

ITEM 8A	CONTROLS AND PROCEDURES	23

PART III

ITEM 9	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT	25

ITEM 10	EXECUTIVE COMPENSATION	26

ITEM 11	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
	AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	28

ITEM 12	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	31

ITEM 13	EXHIBITS AND REPORTS ON FORM 8-K	31

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	32

PART I

Item 1. DESCRIPTION OF BUSINESS

BUSINESS

Overview

Sunset Brands, Inc. (“Sunset”) was incorporated in Nevada on May 1, 1998 as Novanet International, Inc. Effective August 1, 2004, Sunset changed its name to Cascade Sled Dog Adventures, Inc. and effective October 4, 2004 it changed its name to Sunset Brands, Inc. Sunset’s initial business consisted of conducting sled dog tours in the Mt. St. Helens area of Washington State. The winter of 2000 through 2001 was the only operational year for sled dog tours by Sunset. As of September 7, 2001 Sunset discontinued operations. In August, 2002 Sunset completed the divestment and return to Mr. Steve Madsen, an original founder, of all proprietary assets and rights pertaining to sled dog activities or other dog products and services earlier contributed by Mr. Madsen in exchange for all of his 240,000 issued and outstanding shares. Mr. Madsen further relinquished all claims to any accrued wages or other compensation.

Since the return of assets to Mr. Madsen, Sunset was an inactive public company until the completion of the Sunset Merger and the Low Carb Creations (“LCC”) Merger in October 2004. Following the Sunset Merger and the LCC Merger, Sunset's current business intends to capitalize on the fast growing demand for healthy, better for you foods and beverages that has resulted from the increased popularity of these items in everyday diets. It is Sunset's goal to become a category leader in this field through both the introduction of new product lines, as well as, the acquisition of additional healthy, better for you brands and/or companies. Sunset's initial entry into this category was through the acquisition of Low Carb Creations in October 2004. During December 2004, LCC discontinued marketing and distribution efforts in order to preserve working capital. LCC began to experience a down turn in sales beginning early second quarter of 2004 as the overall demand for low carb products started to decline. This decline in demand for low carb products has continued through the end of fiscal 2004 an in to 2005. LCC intends to remarket its products in 2005 through the broker network of future acquisitions by Sunset. Although there can be no assurances that Sunset will be successful in its business plan, Sunset believes that its acquisition by Low Carb Creations will position Sunset to begin its acquisition program and eventually become a leader in the healthy, better for you food and beverage industry.

Market Opportunity

Over the past decade, the United States has seen a rapid rise in obesity and related health problems have reached near-epidemic proportions. The increase in obesity has been due to an increasingly sedentary life style as well as the demographic trends. With nearly two-thirds of American adults considered overweight and over 50% classified as obese, according to the Center for Disease Control and Prevention, Sunset believes that a change in the demand patterns for consumer products in order to combat this growing national epidemic is inevitable. This shift in demand patterns is evidenced by the rapid growth in diet/weight-loss products. Sales of diet/weight-loss products reached over $39 billion in 2002, and is projected to grow to $48.8 billion by 2006 according to Marketdata Enterprises, a Tampa, Florida-based research firm.

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

Sunset believes smaller companies have the opportunity to become first movers in capitalizing on the significant growth potential in the healthy food and beverage industry. Sunset’s plan and mission is to aggregate a select number of specialty brand marketing operations that produce quality healthy food and beverage products and have the capacity to scale their operations on a national retail level. Through the effective integration of these specialty brands, Sunset expects to achieve economies of scale and offer a comprehensive approach to mass and natural channel retail outlets nationwide.

Business Strategy

It is Sunset's objective to become a leading producer of healthy, better for you food products in selected market segments. Although there can be no assurances as to the ultimate success of Sunset in attaining this goal, the elements of Sunset's business strategy are expected to be:

•	Expansion of market presence through acquisitions in addition to new product introductions.
•	Establish nationwide in-store partnership programs with leading retailers
•	Increase market presence through in-house and on-site sales efforts and related marketing
•	Maximize cost efficiencies through outsourcing

Acquisition Strategy

Sunset believes that a key element of success in the healthy food products market relates to the breadth of product offerings. A comprehensive product suite, instead of isolated product lines, will increase Sunset's ability to establish and expand retail and distributor relationships and shelf space in retail outlets.

Sunset intends to expand its product offerings through traditional product development efforts as well as through acquisition of additional product lines and companies. In this manner, Sunset hopes to be able to offer a diversified portfolio of products within its targeted markets, which will, in turn, enable it to establish a greater market presence with regional and national retail chains.

Although there can be no assurance that suitable acquisitions can be identified or consummated, ideal product acquisition characteristics are as follows:

•	Unique product offerings with annualized sales between $10 and $50 million
•	Competitive industry margins with better than 10% EBITDA
•	Currently in local/regional distribution and experiencing positive consumer retail demand
•	Existing owners lack the financial, production or the sales and marketing resources to scale its product distribution on a national level

Industry sources indicate that there are currently over 1,500 products and/or product lines in the market that target the millions of health-conscious dieters. Many of these products are sold and marketed by smaller closely-held companies that have neither the capabilities nor financial resources to scale their distribution on a national level. Sunset intends to leverage its financial, merger and acquisition, sales and marketing expertise in order to achieve economies of scale and to exploit this emerging market opportunity by acquiring locally established brands and launching them into national retail distribution. See “RISK FACTORS – Risks Related to Acquisition Strategy”, and “BUSINESS-Proposed Acquisition of U.S. Mills.”

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

Sunset will attempt to establish and expand relationships with leading retailers in order to create a category leadership position in the healthy foods marketplace by leveraging existing retail distribution outlets and a suite of quality, satisfying nutritional products. This retail strategy is designed to maximize product visibility and “shop-ability,” creating a loyal consumer base for retailers.

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

Sales efforts are expected to focus on the major channel leaders listed below:

Grocery	Mass	Drug	C-Store	Club
Wal*Mart Kroger Safeway Albertson Publix Whole Foods Wild Oats Winn Dixie SuperValu	Wal*Mart Target Kmart	Walgreen's CVS Eckerd Rite Aid Osco Longs	7- Eleven Circle K Exxon Mobil Chevron Texaco Shell Marathon Diamond	Costco Sam’s BJ’s

Food Service	Vending	School	Military	Export
Sysco Aramark	VSA	California New York	DECA Comm	Europe Asia

USFS Coremark Compass Eby Brown Mclane Sodexco	Illinois Florida Texas California Washington Texas Ohio Pennsylvania Georgia	AAFES	Caribbean

Sunset expects to employ a strategic category management approach in sales planning and presentation. Sunset will adhere to the key principles of category management with specific attention to SKU rationalization. SKU rationalization is the self-policing of individual product line. Sunset expects to work closely with retail partners to recommend product that “sell” in sufficient quantities to justify space allocation requirements. Through effective consumer focus group feedback and SKU management, Sunset will attempt to keep its product line current and appealing to consumers. Sunset expects to assist its retailers in effectively organizing its product categories in accordance with the following four key retail market drivers:

•

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

•

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

•

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

•

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

Sunset expects to supplement and complement its in-house sales efforts through on-site sales personnel who will attempt to assure maximization of Company sales at selected retailers:

•

Spacing. Sunset's retail representatives will attempt to ensure that its products are arranged in accordance with the approved plan–o–gram (POG) models. One key objective of Sunset's planned retail compliance check will be to maximize “speed to shelf” on approved new items.

•

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

•

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

Outsource Strategy

Today, the global outsource market is estimated at $400 billion and growing rapidly. Utilization of outsourced experts is a widely accepted business practice across a variety of industries. Benefits that are derived from outsourcing partners includes reduced costs, improves productivity, state of the art technology, industry and service expertise, infrastructure and speed to market. Sunset will determine the most effective provider to implement our marketing and merchandising strategies. These groups will have core competences and proven expertise in key areas of service. Sunset expects to recruit, hire, train and manage these outsourced providers. See “RISK FACTORS -- Risk of Reliance on Third-Party Producers.”

When managed correctly, outsourcing can provide a valuable mechanism to minimize labor expenses and capital requirements. The following channels represent areas where Sunset believes outsourced duties can be leveraged and managed to enhance cost controls while still maintaining effective goal achievement:

•

Broker Representation. Sunset intends to leverage the strength and relationships that 3rd party brokers have with leading retailers. Broker costs are variable and tied to volume performance metrics, serving as an effective compliment in the sales process that can reduce heavy fixed sales management headcount.

•

Packing. Sunset expects to use co-packing manufacturing partners and third party producers. As Sunset grows in the marketplace, securing an East and West Coast co-packing relationship will reduce shipping costs and overall expenses.

•

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

Low Carb Creations

Through the acquisition of Sunset by Low Carb Creations, Sunset has established a portfolio of brands to embark on its acquisition strategy. Based in Vancouver, Washington, Low Carb Creations (“LCC”) was formed in early 2002 and markets and sells a variety of low carb food products including cookies, brittle, cheesecake, drink mixes, pasta and pizza, amongst others. In 2003 and 2004, its first two full years of operations, LCC produced approximately $4.2 million and $2.3 million in revenues, respectively, with sales primarily to nutritional and health food stores. During December 2004, LCC discontinued marketing and distribution efforts in order to preserve working capital. LCC began to experience a down turn in sales beginning early second quarter of 2004 as the overall demand for low carb products started to decline. This decline in demand for low carb products has continued through the end of fiscal 2004 and in to 2005. See “AVAILABLE INFORMATION AND INCORPORATION BY REFERENCE” as well as “THE MERGER AND SUNSET ACQUISITION.”

Products. Low Carb Creations' products consist of a variety of low-carbohydrate offerings designed for people who want to live the “low-carb lifestyle,” but without giving up their favorite foods. Low Carb Creations was launched in early 2002 to help people understand, enjoy and benefit from the low carb lifestyle.

Product Manufacturing and Development. New product ideas are derived from a number of sources, including trade publications, our executives, staff, and consultants and outside parties, including LCC's third-party manufacturers. In general, LCC will attempt to analyze the viability of a new product idea through consumer focus groups and informal research regarding low-carb consumer trends. Once a new product idea has been developed, tested and, if required, approved by the USDA, LCC has historically utilized co-packing manufacturing partners and third party producers to produce and package its products. It is expected that Low Carb will continue this practice as Sunset.

Substantially all of the products sold by Low Carb Creations are manufactured and packaged pursuant to production agreements pursuant to which third-parties agree to produce and, in some cases, warehouse product lines. Sunset expects that a large portion of any future products, whether through LCC or future acquisitions, will be manufactured and packaged pursuant to similar third-party agreements. If any significant third-party producers terminated its relationship with Low Carb Creations, or was prevented from meeting its production needs on a timely and cost-effective basis for any reason, including regulatory or other actions taken by third parties, credit constraints on Sunset or such producers, capacity limitations or incorrect estimation of demand or production, competition for production resources, constraints in the supply of raw materials, increases in ingredient costs or the costs of production, or natural disaster, acts of terrorism or other disruptions, the resulting interruption or cessation of production would severely affect Sunset's operations and its customer relationships. Sunset and LCC may not be able to find an alternative third party producer that would agree to and could reliably manufacture products on a timely and cost effective basis.

Customers. LCC’s food and beverage products are primarily being distributed to smaller regional grocery chains and specialty shops. During 2004, LCC suffered a loss of customers as the demand for its products declined. LCC currently has no arrangements with major national grocery, convenience or drug stores, or any mass market or club outlets.

Sales and Marketing. LCC has sold its products primarily through third-party sales brokers in order to exploit the relationships of such brokers with natural and health food retail outlets. LCC believes this is a cost-effective and time efficient sales approach, rather than having to absorb the costs associated with building an internal national sales force and generating those relationships directly. Due primarily to a lack of working capital during 2004 and its inability to fulfill orders, LCC experienced a deterioration of its broker network. LCC hopes to remarket its products in 2005, through the broker network of future acquisitions by Sunset.

Proposed Acquisition of U.S. Mills

On February 18, 2005 Sunset entered into an Acquisition Agreement and Plan of Merger (the “Merger Agreement”) to acquire U.S. Mills, Inc., a leading branded consumer marketer of natural, organic and specialty ready-to-eat cereals, hot cereals, cookies and crackers. In its last fiscal year, revenues of U.S. Mills, Inc. totaled approximately $15.8 million with over $2 million of positive operating cash flows.

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

Acquisition Agreement and Plan of Merger

Pursuant to the terms of the Merger Agreement, USM Acquisition Subs, Inc., a newly formed Delaware corporation and wholly-owned subsidiary of the Company (the “Merger Sub”) will merge with and into U.S. Mills, Inc. (“USM”), with USM continuing as the surviving corporation and a wholly-owned subsidiary of the Company (the "Merger").

At the effective time and as a result of the Merger, the outstanding shares of the capital stock of USM shall be cancelled and the holders of the outstanding capital stock of USM shall receive, in the aggregate, the following consideration (the "Merger Consideration"): (i) $17,000,000 in cash less any cash used to repay outstanding indebtedness for borrowed money including debt to IBF Fund Liquidating LLC (“IBF”) and its affiliates, and (ii) the number of Units having an aggregate value equal to $3,000,000. The term "Units" refers to shares of the Company's Series B Preferred Stock and warrants to purchase shares of the Company's common stock that are expected to be offered and sold by the Company to third-party financing sources prior to or simultaneously with the closing of the merger (the "Series B Financing"). The Units issued to the former shareholders of USM shall be valued at the price at which the Units are sold pursuant to the Series B Financing; provided, however, that in no event shall the aggregate liquidation preference of the shares of Series B Preferred Stock issued to the former shareholders of USM at the closing of the Merger (the "Merger Shares") be less than $3,000,000. In the event the aggregate liquidation preference and, if applicable, redemption price, of the Merger Shares is less than $3,000,000, the number of Merger Shares to be issued at closing shall be increased so that the aggregate liquidation preference and, if applicable, the redemption price of the Merger Shares at closing equals $3,000,000.

The total Merger Consideration is subject to adjustment, upwards or downwards dollar for dollar by the amount (the "Working Capital Adjustment") if any, that USM's working capital as of the closing of the Merger is greater than or less than a deficit of $750,000; provided, that any upward adjustment in the Merger Consideration is limited to $500,000 and shall be paid through the issuance of additional Units. In addition, in the event that 2004 audited earnings before interest, taxes, depreciation and amortization ("EBITDA") of USM is below $2,044,000, the aggregate Merger Consideration shall be reduced by the amount by which the 2004 Audited EBITDA is below $2,044,000 multiplied by ten.

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

As required by the Merger Agreement, Sunset has delivered into escrow $1,000,000 in cash and 500,000 shares of the Company's common stock (the "Deposit"). The Merger Agreement contains certain termination rights for both USM and the Company, and further provides that, upon termination of the Merger Agreement under specified circumstances, USM may be required to pay a termination fee of $500,000. In addition, in the event all other conditions to closing to be satisfied by IBF or USM have been satisfied and the Company fails to close due to a failure of the Company to have sufficient cash or other financing in place to close, the Company may be required to forfeit the deposits to USM, and a $1,500,000 Confession of Judgment Promissory Note which Sunset executed in favor of USM will become issued and effective

The foregoing description of the Merger and the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is filed as Exhibit 2.1 to the Company’s Form 8-K dated February 18, 2005.

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

Employment Agreements

The Company anticipates that following the closing of the merger, Charles Verde and Cynthia Davis shall continue as President and Executive Vice President, respectively, of USM and that each of them shall enter into employment agreements with Sunset effective as of the closing.

Government Regulation

Companies engaged in the manufacture, packaging and distribution of food items are subject to extensive regulation by various government agencies, including the FDA, FTC, the USDA and state regulators, which, pursuant to statutes, rules, and regulations, prescribe quality, purity, manufacturing and labeling requirements. Food products are often subject to “standard of identity” requirements which are promulgated at either the federal or state level to determine the permissible qualitative and quantitative ingredient content of food. To the extent that any product that we seek to market does not conform to an applicable standard, special permission to market such a product is required. United States product labels are subject to regulation by the USDA, FDA and/or the FTC. Such regulations include standards for product descriptions, nutritional claims, label format, minimum type sizes, content and location of nutritional information panels, nutritional comparisons, and ingredient content panels. Low Carb Creation's labels, ingredients and manufacturing processes will be subject to inspection by the FDA, FTC and USDA.

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

Some of the competitors and potential competitors that Sunset will face are part of large, diversified food and beverage companies, such as Kraft Foods and PepsiCo, which have greater financial resources and a wider range of product offerings than offered by Sunset. If these larger competitors choose to introduce products similar to Sunset's at lower prices, Sunset's ability to expand its market presence in new markets and to retain market share in existing markets may be adversely affected and Sunset's overall margins would suffer. Sunset will lack the resources to advertise and promote its products on the scale that certain of its larger competitors use to foster brand recognition of their products. If Sunset is unable to effectively promote its brands and products, the resulting lack of consumer demand could cause retailers to not allocate shelf space to Sunset product on favorable terms, if at all. As Sunset enters new markets, they may encounter competition from regional manufacturers and distributors not active in LCC's previously established markets. If these competitors use price promotions or advertising campaigns to stimulate demand for their products, Sunset could be forced to compete using similar programs, thereby increasing its costs and reducing its margins. The competitive environment for healthier products could adversely affect Sunset's future sales and profits, financial condition and liquidity and its ability to grow its business. There can be no assurance that Sunset will be able to compete effectively in the markets it enters.

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

Risks Related to our Business and Industry

We have a limited operating history and cannot assure that our business will be profitable or that our business strategy can be implemented effectively, which raises substantial doubt as to our ability to continue as a going concern.

Sunset has no operating history or significant assets. Similarly, Sunset California is recently formed and has no operating history or significant assets. Moreover, Low Carb Creations was formed in 2002 and has only a brief operating history upon which an evaluation of its prospects can be made and has substantially decreased it marketing and distribution efforts .  Sunset's prospects are subject to the substantial risks, expenses and difficulties frequently encountered in the establishment and growth of a new business in the food industry, which is characterized by a significant number of market entrants and intense competition, as well as the various risk factors described herein. The combined companies will incur substantial additional expenses, including advertising and promotional costs, “slotting” expenses (i.e., the cost of obtaining shelf space in certain stores), and integration costs of any future acquisitions. Accordingly, Sunset may incur losses in the future as a result of the implementation of its business strategy, even if revenues increase significantly. We can provide no assurance that Sunset’s business strategy will prove successful or that Sunset will be profitable in the future. These factors raise substantial doubt as to our ability to continue as a going concern should we not be able to execute our acquisition plan.

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

Risks Relating to our Acquisition Strategy

We will need additional financing for acquisitions and sales growth.

A primary element of Sunset’s business strategy is the acquisition, development and expansion of healthy food and beverage brands and products. It is likely that Sunset will require third party financing (debt or equity) in connection with any future acquisitions, in connection with the expansion of Sunset’s business through non-acquisition means, as a result of any future operating losses, or to provide working capital for general corporate purposes.  There can be no assurance that any such required financing will be available or, if available, on terms attractive to Sunset.  Any third party financing obtained by Sunset may result in dilution of the equity interests of Sunset’s shareholders. In the event that Sunset is unable to obtain financing on favorable terms, Sunset may not be able to successfully implement its business plan and its financial condition and results of operations would be adversely affected.

In addition, Sunset believes that LCC's operations, which were temporarily halted in December 2004, and which it intends to restart in 2005 upon completion of the U.S. Mills acquisition is constrained by a lack of working capital. There can be no assurance that Sunset will be able to obtain adequate working capital on favorable terms, if at all. The failure to obtain such additional working capital would have an adverse effect on the ability of Sunset to expand sales and operating profits of any operating units, including LCC.

Pursuit of our acquisition strategy could result in unforeseen losses and diversion of time and resources. Failure of our acquisition strategy could decrease our efficiency, limit our growth and ultimately hinder our profitability.

A primary element of our business strategy will be the pursuit of strategic acquisition opportunities for the purpose of expanding, complementing and/or diversifying Sunset’s product offerings and business.  Such strategic acquisitions are likely to continue to comprise an element of Sunset’s business strategy for the foreseeable future.  However, we can provide no assurance that we will be able to identify, finance and complete additional suitable acquisitions on acceptable terms, or that future acquisitions will be successful.  Failure to acquire additional healthy food products or businesses may result in a failure to realize operating efficiencies and economies of scale and could prevent Sunset from obtaining the sales volume necessary to most effectively negotiate with customers and suppliers. This, in turn could, hinder our profitability. Moreover, Sunset may be unable to successfully integrate acquired companies or their management teams into Sunset’s operating structure, retain management teams of acquired companies on a long-term basis, or operate acquired companies profitably.

In addition, future acquisitions could divert management’s attention from the daily operations of Sunset and otherwise require additional management, operational and financial resources.  Acquisitions may also involve a number of other risks, including adverse short-term effects on Sunset’s operating results, dependence on retaining key personnel and customers, and risks associated with unanticipated liabilities or contingencies.

The absence of substantive disclosure relating to prospective acquisition targets makes it difficult for investors to evaluate our future profitability.

Because a significant part of Sunset's business plan involves acquisitions of other businesses, companies or brands which have not yet been identified, purchasers of Sunset's common stock will have no substantive information concerning consummation of any specific acquisition in considering an investment in Sunset. The absence of disclosure can be contrasted with the disclosure, which would be necessary if Sunset had already identified an acquisition target. There can be no assurance that an investment in the securities offered hereby will not ultimately prove to be less favorable to investors than a direct investment, if such opportunity were available, in an acquisition candidate.

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

Sunset, together with its subsidiaries, is a newly-formed company with few operations for investors to review. A portion of our management team, including our Chief Executive Officer, has had no prior experience in operating Low Carb Creations or any other consumer packaged goods company. Sunset will initially be dependent upon the industry experience of the existing management of Low Carb Creations in operating our business and implementing Sunset's business plan. In the event that the management team of Low Carb Creations become unavailable or is unable to work effectively with Sunset's management team to run Low Carb Creations or any other companies or businesses Sunset acquires, Sunset's business and its ability to implement its business and growth plan would be adversely affected.

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

Companies engaged in the manufacture, packaging and distribution of food items are subject to extensive regulation by various government agencies, including the FDA and the USDA, which, pursuant to statutes, rules, and regulations, prescribe quality, purity, manufacturing and labeling requirements. Food products are often subject to “standard of identity” requirements, which are promulgated at either the federal or state level to determine the permissible qualitative and quantitative ingredient content of food. To the extent that any product that we seek to market does not conform to an applicable standard, special permission to market such a product is required. United States product labels are subject to regulation by the USDA and/or the FDA. Such regulations include standards for product descriptions, nutritional claims, label format, minimum type sizes, content and location of nutritional information panels, nutritional comparisons, and ingredient content panels. Sunset's labels, ingredients and manufacturing processes will be subject to inspection by the FDA and USDA.

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

Sunset’s inability to compete effectively in the packaged and specialty food and beverages industry could cause the loss of our business.

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

Frequently, food manufacturers and distributors incur additional costs in order to obtain additional shelf space. Whether or not Sunset incurs such costs in a particular market will depend on a number of factors, including demand for Sunset’s products, relative availability of shelf space and general competitive conditions. Sunset may incur significant shelf space or other promotional costs as a necessary condition of entering into competition or maintaining market share in particular markets or stores. If incurred, such costs may materially affect Sunset’s financial performance.

The lack of long-term agreements with retailers or distributors increases our risk of returned products and could cause a loss of revenues.

Low Carb Creations does not have, and Sunset does not expect to establish, any long-term agreements with any of their respective retail customers or distributors. As a result, arrangements with respect to pricing, shelf space, cooperative advertising or special promotions, among other things, may be subject to periodic negotiation with each retailer or distributor. It is expected that retailers and distributors will make no binding long-term commitments to Sunset regarding purchase volumes and will make all purchases through short term or one-time purchase orders. It is likely that retailers or distributors could reduce their overall purchases of Sunset products, the number and variety of such products that they carry and the shelf space allotted for Sunset products or otherwise materially change the terms of Sunset's relationship at any time. If any retailer or distributor insisted on returning Sunset products for any reason, it is likely that Sunset would be forced to accept the returns as a practical matter, regardless of its legal rights. Any reduction in purchases or increase in returns could significantly harm Sunset's business, financial condition and operating results.

Regulatory or other legal action against certain customers could result in a decrease in sales of our products to such customers.

Food manufacturers have historically paid food service companies and wholesalers’ promotional allowances and offered discounts for reaching designated sales volumes for food and beverage products. These discounts are generally taken when retailers pay for food products, which is why they are known as “billback” discounts. These allowances and discounts may be permissible if in writing and so long as the food manufacturer does not engage in discriminatory or unfair pricing in violation of applicable antitrust law. The Securities and Exchange Commission has announced formal investigations and informal inquiries of and into accounting practices at several national food service companies and wholesalers that are centered on the payment of, and improper accounting treatment given to, promotional allowances and billback discounts. Low Carb Creations may have paid, and Sunset may in the future pay, promotional allowances or slotting allowances to secure shelf space in retail stores, and offer billback discounts. While Sunset is not aware of any investigations of the customers of Low Carb Creations, it is possible that one or more of Sunset's customers could become subject to regulatory or court proceedings related to these practices. If so, sales of Sunset's products to any such customers could decrease if the operations or business of such customers are adversely affected by regulatory or court proceedings.

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

Certain of the officers of Sunset may devote a portion of their time to other business activities and personal investments. In addition, certain members of our management may serve as managers of other businesses or entities. This may create conflicts of interest with respect to the allocation of time. Sunset will attempt to resolve these conflicts in a manner that does not disrupt the operations of Sunset. However, to the extent that one or more members of Sunset's management team are unavailable to Sunset, Sunset’s operations may be materially and adversely affected.

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

Sunset's common stock may be subject to rules promulgated by the SEC relating to “penny stocks,” which generally apply to companies whose shares are not traded on a national stock exchange or on the NASDAQ Small-Cap or National Market Systems, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the SEC. These rules require brokers who sell “penny stocks” to persons other than established customers and “accredited investors” to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in such penny stocks. These rules may discourage or restrict the ability of brokers to sell the Sunset Common Stock and may affect any secondary market for Sunset Common Stock. These rules could also hamper Sunset's ability to raise funds in the primary market for Sunset's Common Stock.

Item 2. DESCRIPTION OF PROPERTY

LCC leases approximately 3,752 square feet of office and 1,720 square feet of warehousing space in Vancouver, Washington. The leases for LCC's current office and warehousing facilities expire on October 31, 2006 and November 30, 2006, respectively. The leases require monthly rental payments of $5,327, , plus real estate taxes and common area operating expenses. Sunset currently believes that these facilities will be sufficient for its needs at least through the term of the leases. However, Sunset may choose to lease additional space as the business of Sunset grows, which Sunset believes will be available on favorable terms. Sunset also maintains executive offices in Los Angeles, California. The executive offices are provided by Sunset Holdings International, Ltd., a shareholder of Sunset that is controlled by Todd Sanders, pursuant to the terms of a Services Agreement.

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

1. Amico Public Relations has threatened to bring an action against Low Carb Creations in the amount of $7,091 alleged to be due under a "Letter of Contract Agreement" dated September 13, 2003 for unpaid invoiced charges for public relations services.

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

4. F.G.H. F.G.H. Consulting, Inc. vs. Low Carb Creations, Inc. is an action brought in the Superior Court for Clark County, Washington in November, 2004. The normal response date was waived pending settlement negotiations. This is a complaint based on several claimed brokerage arrangements with Low Carb Creations and unpaid accounts for ingredients and food products. The original amounts claimed in the pleadings were in excess of $72,000. However, Low Carb Creations disputes many portions of the claim.

5. Ad Group, Inc. Ad Group, Inc. vs. Low Carb Creations, Inc. is an action brought in the Circuit Court of the State of Oregon for Lane County in April 2005. The amount claimed in litigation is $36,769 (unaudited).

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

2003	High	Low
First Quarter	$ 0.22	$ 0.20
Second Quarter	6.24	0.22
Third Quarter	2.02	1.50
Fourth Quarter	1.50	1.50

2004	High	Low
First Quarter	$ 4.00	$ 1.50
Second Quarter	5.00	3.04
Third Quarter	3.04	3.04
Fourth Quarter	7.00	3.04

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	1,250,000	$1.63	3,750,000
Equity compensation plans not approved by security holders	___	___	__
Total	1,250,000	$1.63	3,750,000

In January, 2005, Sunset Holdings International, a significant shareholder of the Company that is controlled by Todd Sanders, the President and Chief Executive Officer of the Company, purchased from Cynthia Langdon and Linda Langdon, in a private transaction, an aggregate of 500,000 shares of the Company’s common stock at a price of $0.20 per share. In connection with such purchase, Sunset Holdings International granted Sunset the right, exercisable within six months following such purchase, to redeem shares from Sunset Holdings International at its cost.

During the fiscal year ended December 31, 2004, we did not sell any securities that were not registered under the Securities Act except as described below:

Certain holders of the Registrant’s outstanding common stock entered into a Share Exchange Agreement, effective immediately prior to the effective time of the Sunset Merger, pursuant to which an aggregate of 1,272,829 shares of the Registrant’s common stock held by such holders were cancelled in exchange for five year warrants to purchase an aggregate of 500,000 shares of Registrant’s common stock at an exercise price of $1.08 per share (subject to anti-dilution adjustments in certain circumstances provisions).

On or about September 27, 2004, Sunset received a bridge loan in the amount of $500,000 from a purchaser of Sunset Units (as defined below). In exchange for agreeing to make the bridge loan, the bridge lender received a warrant to purchase 50,000 shares of Sunset Common Stock at an exercise price of $2.16 per share.

On October 4, 2004, Sunset completed a private placement of 3,637 Units (the “Units” or “Sunset Units”), each Unit having a purchase price of $900 and consisting of 1,000 shares of Sunset’s Series A Redeemable Convertible Preferred Stock and warrants to purchase an aggregate of 1,000 shares of Sunset Common Stock at the following exercise prices: (1) 250 shares at an exercise price of $2.16 per share, (2) 125 shares at an exercise price of $2.40 per share, and (4) 125 shares at an exercise price of $2.64 per share. Each Warrant has a term of five years which five year period does not commence until effectiveness of the Registration Statement to be filed in connection therewith. Total proceeds to Sunset from the sale of such Units was $3,273,200 which excludes 278 Units, issued to Linda Langdon and Cynthia Langdon in exchange for their agreement to forego an aggregate of $250,000 of principal otherwise due to them in the form of LCC Merger Notes.

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of our expectations regarding future trends affecting our business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “may” and similar expressions. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors. including those set forth under “Risk Factors”, “Business” and elsewhere in this document. See “Risk Factors”.

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

The transaction resulted in a change of control of Cascade and of Sunset and a change in the reporting entity to Low Carb.

The LCC acquisition provided Sunset with an operating platform for future acquisitions. We believe that our planned growth and profitability will depend in large part on our ability to execute our core strategy to obtain financing from outside investors for the purchase of “better for you” food and nutritional companies with sales between $15 and $100 million. Accordingly, we intend to focus our attention and investment of resources in locating and acquiring healthy food and nutritional companies that fit within our acquisition guidelines. If we are not successful in finding quality companies, this may have a material adverse effect on our financial condition and the ability to continue to operate the business.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our Company as a going concern. We had a net loss of about $4.3 million for the year ended December 31, 2004. At December 31, 2004, we had an accumulated deficit was approximately $4.6 million and a working capital deficit of $646,000. These factors raise substantial doubt as to our ability to continue as a going concern should we not be able to execute our acquisition plan.

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

There can be no assurance that management’s plan will be successful. Failure to obtain the support of additional external investors to finance our acquisition strategy will impair our ability to continue as a going concern.

Results of Operations

Fiscal 2004 Compared to Fiscal 2003

Net sales in 2004 were $2.2 million, a decrease of 46.8%, from net sales of $4.2 million in 2003. The decrease in net sales can principally be attributed to lack of working capital to support marketing and operational activities and the unexpected downturn in demand for low carb food products beginning during the second quarter of 2004. Beginning in December 2004, marketing and distribution efforts were discontinued in an effort to preserve working capital. Upon completion of the U.S. Mills acquisition, it is management’s intent to reactivate the LCC product line through existing U. S. Mills distribution channels. Net sales in 2003 were favorably impacted by the increased demand for product created, in part,by the low carb “diet craze”.

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

General and administrative expenses increased $1.1 million, or 448.9%, to $2.6 million. The increase came principally from costs associated with equity issuances primarily for services associated with the acquisition of LCC in October 2004, as well as general increases across all levels to support anticipated business growth in 2004.

An operating loss in 2004 of about $3.6 million was incurred as compared to operating income of $116,000 in 2003. The decrease in operating income resulted, primarily from lack of working capital and the unanticipated decline in the demand for low carb food products, all discussed above.

The loss before income taxes was about $3.6 million in 2004 compared to income of $93,000 in 2003. This decrease is the result of the aforementioned decrease in operating income.

Income tax benefit in 2004 of $31,000 is a refund of income taxes paid in 2003, as a result of the loss incurred in 2004.

Preferred dividends of $1.0 million were recorded in 2004 as a result of the beneficial conversion option associated with the issuance of the Series A redeemable, convertible preferred shares.

Net loss available for common shareholders for 2004 amounted to about $4.6 million compared to net income of $62,000 in 2003. The approximately $4.6 million increase in net loss is primarily attributable to the aforementioned increase before taxes offset by the tax benefit recorded in 2004.

Liquidity and Capital Resources

As of December 31, 2004, we had total current assets of $658,000 and total current liabilities of $1.3 million, resulting in a working capital deficit of $642,000. We expect to be able to continue in operations about three to six months, depending on the cash requirements and how soon we can complete our next acquisition. We incurred significant losses and negative cash flows from operations for 2004; however, we have been successful in obtaining cash resources through private placements and settling certain payables through the issuance of common stock. .

Our continued operations, as well as the implementation of our business plan, will depend upon our ability to raise additional funds through equity or debt financings and successfully implement our acquisition strategy. Our ability to continue as a going concern is dependent on additional sources of capital, reduction in operational losses and the success of our business plan. To the extent we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether our cash assets prove to inadequate to meet our operational needs, we may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing shareholders.

Net cash used by operating activities was $2.0 million in 2004, which reflects the net loss incurred of about $3.6 million, off set primarily by non-cash expenses of $688,000 relating to stock issuances for services and an inventory write-down due to obsolescence of $323,000.

Net cash used in investing activities was $27,000 for purchases of equipment used in operations.

Net cash provided by financing activities was $2.5 million in 2004. This primarily reflects the proceeds received from the issuance of Series A redeemable, convertible preferred stock in October 2004, which was used to fund the LCC acquisition.

Plan of Operation

We believe we have sufficient funds on hand to cover our operating overhead through the three to six months of 2005. In order to satisfy our cash requirements for the next twelve months and to implement our acquisition strategy, we will have to raise additional funds. Accordingly, in December 2004, we discontinued marketing and distribution efforts to preserve available cash and have targetedseveral profitable acquisition candidates in the “better for you” food and nutritional category and intend to raise additional funds through equity and debt financings to complete these transactions. Our acquisition strategy contemplates two to three acquisitions in 2005, subject to our ability to obtain the necessary financings and successful integration of company operations.

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

Off Balance Sheet Arrangements

On April 19, 2005, Sunset entered into an amendment to the Acquisition Agreement and Plan of Merger with IBF and USM whereby Sunset deposited into escrow a confession of judgment promissory note in the amount of $1.5 million. The escrow note is not deemed issued and outstanding unless and until required to be released to USM out of the escrow account. The escrow note bears interest from and after May 14, 2005 at the short term applicable federal rate and is due and payable in full upon three days prior written demand of USM which may be made at any time after May 13, 2005.

Item 7. FINANCIAL STATEMENTS

Our consolidated financial statements required to be included in Item 7 are set forth beginning on page F-1 of this Report.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the Securities and Exchange Commission’s rules and forms. Based on an evaluation performed, the Company’s certifying officers have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company to disclose material information otherwise required to be set forth in the Company’s reports.

We do not believe that there has been any change in the Company’s internal control over financial reporting during the three-month period ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Mr. Sanders currently serves as President and CEO of Sunset Holdings International, Ltd., a Los Angeles based business development and acquisition firm, which although founded in March 1999 did not begin operations until June 2002. Mr. Sanders leads the overall strategic direction of Sunset’s activities and serves on the board of companies in which Sunset has an active position. In addition, since June 1998, Mr. Sanders has served as President of Strategic Capital Consultants, Inc., a business consulting firm which he founded which has no current operations. From November 2000 to June 2002, Mr. Sanders served as Chairman and CEO of Latin American Casinos, Inc., a Nasdaq-listed company. Mr. Sanders assisted the company in transitioning to an oil and gas company from a gaming company following the death of its founder. From 1995 to June 1998, Mr. Sanders worked at JDK & Associates, Inc. a boutique corporate finance and consulting firm. At JDK, Mr. Sanders was responsible for counseling client companies in the area of strategic development, operations and investor relations. Mr. Sanders also serves as President of Devonshire Management Corporation, a private investment holdings company, which he founded in February of 1999. Mr. Sanders has a membership interest in Platinum Products, LLC, a Nevada Limited Liability Corporation engaged in the business of marketing nicotine-based beverages, of which Robert Moore, a director nominee of the Board of Directors, is also a member. From February 1991 to August 1994, Mr. Sanders was an NASD-licensed stockbroker. Subsequent to voluntarily leaving the brokerage industry, Mr. Sanders failed to respond to NASD requests for an on-the-record interview regarding, among other things, his employment with an NASD member firm. As a result of his failure to respond, in March 1995 he was censured, fined $20,000 and barred from association with any NASD member in any capacity.

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

Additional Directors

The Board of Directors of Sunset will initially consist of four directors with one vacancy. To the extent the Board deems it necessary or appropriate or to the extent required by applicable securities laws or the listing standards of any stock exchange or quotation system on which Sunset's Common Stock may trade, Sunset will add additional directors, which may include “independent directors,” as required by such laws or standards. In addition, Sunset may be required or elect to form committees of the Board of Directors. To the extent that additional directors are required, it is likely that they will be initially appointed by the existing Board of Directors to fill vacancies without the vote of the shareholders of Sunset.

Terms of Employment and Services Agreements with Management

Employment Agreements with Dan and Linda Langdon. Upon completion of the mergers, Sunset entered into one-year employment agreements with Dan Langdon and Linda Langdon pursuant to which Mr. Langdon will receive an annual base salary of $100,000 and Ms. Langdon will receive an annual base salary of $125,000. The employment agreements will have a one-year term but will be automatically renewed for successive one year terms unless written notice is given that such party desires to terminate the Agreement. The employment agreements include customary confidentiality provisions as well as an agreement by the employee not to compete with, or to solicit employees from, Sunset or its affiliates for a period of 18 months after his or her employment agreement terminates or expires (such non-compete restrictions being in addition to any non-compete entered into in connection with the LCC Merger). The employment of either Mr. or Ms. Langdon may be terminated by Sunset at any time. However, if such termination is not for “cause” (as defined in their employment agreements), the employee will be entitled to receive his or her salary until the scheduled expiration of the agreement, during which time the employee will be obligated to seek other employment. Mr. and Ms. Langdon will be required to devote their full time and attention to their duties as employees and officers of Sunset subject to their right to participate in the operation of existing businesses owned by them so long as such participation does not interfere with the performance of their duties under the employment agreement.

Services Agreement With Sunset Holdings International, Ltd. Effective upon completion of the Mergers, Todd Sanders, Saif Mansour and Stephen K. Radusch were employed by Sunset Holdings International, Ltd. (“Sunset Holdings”), a corporation controlled by Mr. Sanders and which is a significant shareholder of Sunset, and not by Sunset, (but qualify as employees of Sunset under the definition of an employee under FIN44, Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25 ("FIN44"). However, Mr. Sanders and Mr. Radusch serve as officers of Sunset and its subsidiaries and Mr. Mansour may serve as an officer of one or more subsidiaries of Sunset. In addition, SD Partners LLC has been engaged by Sunset Holdings as a consultant in connection with exploring and investigating potential acquisition targets for Sunset and a proposed flotation of Sunset's securities on the Alternative Investment Market of the London Stock Exchange. The services of Mr. Sanders, Mr. Mansour, Mr. Radusch and SD Partners LLC are provided to Sunset through a Services Agreement between Sunset and Sunset Holdings. Such Services Agreement calls for annual payments of $200,000 in exchange for the services of Mr. Sanders, $70,000 in exchange for the services of Mr. Mansour $100,000 in exchange for the services of Mr. Radusch and $450,000 in exchange for the services of SD Partners LLC. Mr. Sanders, Mr. Mansour and Mr. Radusch, as employees of Sunset by the FIN44 definition, will be eligible for participation in any equity compensation plans maintained for officers and employees of Sunset, for so long as the Services Agreement remains in effect, but they will not participate in any other benefit plans maintained by Sunset for the benefit of its employees, however, they will be entitled to reimbursement for medical benefits.

Under the Services Agreement, Sunset exercises, and has the right to exercise, sufficient control over each individual to establish an employee-employer relationship.

In addition, pursuant to the terms of the Services Agreement, Sunset Holdings will provide the office space and related administrative support for Sunset's principal executive offices in Los Angeles, California. The Registrant will be required to pay $12,500 per month as payment for overhead and other expenses incurred by Sunset Holdings in connection with operating and maintaining such executive office. The Services Agreement has an initial term of one year and, except for the services of SD Partners LLC, will be automatically renewed for successive one-year terms unless written notice is given that Sunset or Sunset Holdings desires to terminate the Services Agreement. The Services Agreement will include customary confidentiality provisions as well as an agreement on behalf of Sunset Holdings, Mr. Sanders, Mr. Mansour and Mr. Radusch not to compete with, or to solicit employees from, Sunset or its affiliates for a period of 18 months following termination of the services of Mr. Sanders, Mr. Mansour and Mr .. Radusch, as the case may be. The Services Agreement will be terminable by either Sunset Holdings or Sunset at any time. However, if such termination is not for “cause” (as defined in the Services Agreement), Sunset Holdings will be entitled to receive its scheduled payments until the scheduled expiration of the Services Agreement.

Committees of the Board of Directors

We do not have any standing audit committee, nomination committee or compensation committee.

Code of Ethics

We have adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions. The Company hereby undertakes to provide a copy of the code of ethics to any person without charge, upon request. Requests for a copy of the code of ethics may be made in writing addressed to: Secretary, Sunset Brands, Inc., 10990 Wilshire Boulevard, Suite 1220, Los Angeles, California 90024.

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

Summary Compensation Table

Annual Compensation	Long Term Compensation Awards

Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options
Todd Sanders, President and Chief Executive Officer (1)	2004	$18,462	$-	$-	$100,000	500,000

(1) Mr. Sanders has served as our President and Chief Executive Officer since October, 2004.

The following table sets forth certain summary information concerning individual grants of stock options during the fiscal year ended December 31, 2004 to each of our executive officers named in the Summary Compensation Table above.

Stock Option Grants in Fiscal Year 2004

Individual Grants

Name	Number of Securities Underlying Options Granted (#) (1)	Percentage of Total Options Granted to Employees in Fiscal Year (%)	Exercise Price ($ per share)	Market Price ($ per share) (2)	Expiration Date
Todd Sanders	500,000	40.8%	$1.00 to $2.00	$2.00	12/9/14

________________________

(1)	Mr. Sander’s stock options vest 1/12 on the date issued and continue to vest 1/12 quarterly until fully vested.
(2)	Market price was the fair market value of our common stock computed by reference to the average bid and asked price of our common stock on the date of grant as reported by the OTC Bulletin Board.

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

Liability and Indemnification of Officers and Directors

The Company’s Articles of Incorporation, as amended (the “Articles”), eliminates a director’s or officer’s personal liability to the Company or its stockholders for damages for breach of fiduciary duty as a director or officer except for liability for acts or omissions which involve intentional misconduct, fraud or a knowing violation of the law, or the unlawful payment of dividends. The Articles also provide that the Company’s directors shall be indemnified to the fullest extent permitted by Nevada law.

The Company’s Bylaws provide that the Company shall indemnify the currently acting and former directors, officers, employees and agents of the Company against expenses, judgments, penalties, fines and amounts paid in settlement actually and reasonably incurred by them in connection with any action, suit or proceeding if such person acted in good faith and in a manner which he reasonably believed to be in or not opposed to the Company’s best interests, and in the case of any criminal proceeding, that he had no reasonable cause to believe his conduct was unlawful. The Company is also obligated to advance expenses of officers and directors incurred in defending any such action, suit or proceeding before any resolution of the action, suit or proceeding.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors and officers pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

The Company has purchased a policy of directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment in some circumstances.

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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth information known to us regarding the beneficial ownership of our common stock as of March 31, 2005, by each of the following:

•	each person known to us to be the beneficial owner of more than 5% of our outstanding common stock;
•	each named executive officer;
•	each of our directors; and
•	all executive officers and directors as a group.

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Sunset Holdings International, Ltd.	1,962,279(3)	22.5%
Bryant Park, LLC	1,250,000	14.3%
Todd Sanders	811,781(4)	9.3%

Linda Langdon	802,577(5)	9.0%
Dan Langdon	366,444 (5)(6)	4.1%
Robert Moore	94,132(7)	1%
Robert Ives	0	*
Stephen Radusch	62,314(8)	*
All directors and executive officers as a group (4 persons)(9)	3,708,083	40.8%
Sol Kest	615,554(10)	7.0%
N.Y. Holdings Limited	640,554(10)	7.3%

__________

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

Effective upon completion of the mergers, Sunset entered into the Services Agreement with Sunset Holdings International, Ltd., a corporation controlled by Todd Sanders, described in Item 9 above. See “Directors and Executive Officers of the Registrant-Terms of Employment and Services Agreement with Management.”

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits listed below are filed as part of, or incorporated by reference into, this Form 10-KSB.

EXHIBIT NO.	TITLE

2.1	Agreement and Plan of Merger by and among Cascade Sled Dog Adventures, Inc., Sunset Brands, Inc., Low Carb Creations, Inc., Cascade LCC Merger Sub, Inc., the shareholders of Low Carb Creations, Inc., and Dan Langdon, as Stockholder Representative of such shareholders.(1)

2.2	Agreement and Plan of Merger by and among Cascade Sled Dog Adventures, Inc., Sunset Brands, Inc., and Cascade Sled Dog Merger Sub, Inc. (1)

2.3	Acquisition Agreement and Plan of Merger, dated as of February 18, 2005, by and among the Company, IBF Fund Liquidating, LLC, a Delaware limited liability company, U.S. Mills, Inc., a Delaware corporation, USM Acquisition Sub, Inc., a Delaware corporation.(2)

2.31	Form of Investor Rights Agreement to be executed at closing between the Company and certain holders of USM capital stock at the time of closing. (2)

3.1.1	Certificate of Amendment and Restatement of Registrant's Articles of Incorporation. (1)

3.1.2	Certificate of Amendment to Articles of Incorporation changing name to Sunset Brands, Inc. (1)

3.1.3	Certificate of Amendment to Registrant's Articles of Incorporation.(3)

3.2	Bylaws. (4)

10.1	Form Share Exchange Agreement between Cascade Sled Dog Adventures, Inc. and certain of its shareholders.(1)

10.2	Form of Warrant issued to shareholders pursuant to Shares Exchange Agreement described in 10.1 above.(1)

10.3	Form of Subscription Supplement applicable to holders of Series A Redeemable Convertible Preferred Stock.(1)

10.4	Form of Unsecured Promissory Note issued to shareholders of Low Carb Creations, Inc. (1)

10.5	Form of Warrant originally issued by Sunset Brands, Inc. and converted into a warrant to acquire a corresponding number of shares of Registrant's Common Stock.(1)

10.6	Employment Agreement between the Registrant and Dan Langdon. (1)

10.7	Employment Agreement between the Registrant and Linda Langdon. (1)

10.8	Form of Warrant in favor of Bryant Park, LLC. (1)

10.9	Settlement Agreement, dated as of December 29, 2004, by and among the former shareholders of Low Carb Creations, Inc., the Company, Sunset Brands California, Inc. and Low Carb Creations, Inc. (5)

10.10	Sunset Brands, Inc. 2004 Stock Incentive Plan. (5)

10.11	Services Agreement with Sunset Holdings International, Ltd.

10.12	Consulting Agreement with CEOcast, Inc.

10.13	Consulting Agreement with Richard Hirsch.

21	Subsidiaries of the Registrant.

23.1	Consent of Hansen, Barnett & Maxwell

23.2	Consent of BDO Seidman, LLP

31.1	Certification of the President and Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Certificate of the President and Chief Executive Officer pursuant to 18 U.S.C ss.1350

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C ss.1350

____________

(1) Incorporated by reference to Registrant’s Form 8-K filed on October 5, 2004.

(2) Incorporated by reference to Registrant’s Form 8-K filed on February 25, 2005.

(3) Incorporated by reference to Registrant’s Form 8-K filed on January 28, 2005.

(4) Incorporated by reference to Registrant’s Registration Statement on Form SB-2/A filed on April 9, 2001.

(5) Incorporated by reference to Registrant’s Form 8-K filed on January 18, 2005.

(b)	Reports on Form 8-K:

(i)

Current report on Form 8-K filed on October 4, 2004, reporting the Agreement and Plan of Merger by and among Cascade Sled Dog Adventures, Inc., Sunset Brands, Inc., Low Carb Creations, Inc., Cascade LCC Merger Sub, Inc. and shareholders of Low Carb Creations, Inc.

(ii)

Current report on Form 8-K/A filed on December 21, 2004, reporting the unaudited pro forma financial statements for September 30, 2004 as a result of the Agreement and Plan of Merger reported on Form 8-K dated October 4, 2004.

(iii)

Current report of Form 8-K filed on January 19, 2005, reporting the settlement agreement by and among Sunset Brands, Inc., Cynthia Langdon, Craig Adams, Rebecca Adams, Linda Langdon, Lauretta Minnick, Dan Langdon, Sunset Brands California, Inc. and Low Carb Creations, Inc. and the adoption of the 2004 Stock Incentive Plan and certain grants, thereunder.

(iv)

Current report on Form 8-K filed on February 24, 2005, reporting the Acquisition Agreement and Plan of Merger by and among Sunset Brands, Inc., IBF Fund Liquidating, LLC, U.S. Mills, Inc. and USM Acquisition Sub, Inc.

(v)

Current report on Form 8-K filed March 14, 2005, reporting the receipt of a $550,000 short term unsecured promissory note from N.Y. Holdings Limited used to fund a $500,000 deposit required under the Acquisition Agreement and Plan of Merger dated February 18, 2005.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees Hansen Barnett & Maxwell billed us for the last fiscal year for professional services for the audit of our annual financial statements and review of financial statements included in our Reports on Form 10-QSB or services normally provided by Hansen Barnett & Maxwell in connection with filings or engagements for such years were $7,405.

Audit-Related Fees

The aggregate fees Hansen Barnett & Maxwell billed us for the last fiscal year for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under the caption “Audit Fees” were $0.

Tax Fees

The aggregate fees Hansen Barnett & Maxwell billed us in the last fiscal year for compliance, tax advice, or tax planning were $174, of which all was for the year ended December 31, 2004.

All Other Fees

Hansen Barnett & Maxwell did not bill us any additional fees for the last fiscal year for products and services provided by Hansen Barnett & Maxwell, other than the services reported above.

Audit Committee Pre-Approval Policies

General

The Audit Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy, which sets forth the procedures and the conditions pursuant to which services to be performed by the independent auditor are to be pre-approved. Under the Policy, proposed services either may be pre-approved by agreeing to a framework with descriptions of allowable services with the Audit Committee (“general pre-approval”), or require the specific pre-approval of the Audit Committee (“specific pre-approval”). Unless a type of service has received general pre-approval, it requires specific pre-approval by the Audit Committee if it is to be provided by the independent auditor.

The Policy describes the Audit, Audit-related, Tax and All Other Services that are subject to the general pre-approval of the Audit Committee. The Audit Committee will annually review and pre-approve the services that may be provided by the independent auditor that are subject to general pre-approval. Under the Policy, the Audit Committee may delegate either type of pre-approval authority to its chairperson or any other member or members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next meeting. The Policy does not delegate the Audit Committee’s responsibilities to pre-approve services performed by the independent auditor to management.

Audit Services

The annual Audit services engagement scope and terms are subject to the general pre-approval of the Audit Committee. Audit services include the annual financial statement audit (including required quarterly reviews) and other procedures required to be performed by the independent auditor to be able to form an opinion on the Company’s consolidated financial statements.

Audit-related Services

Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements or that are traditionally performed by the independent auditor. Under the Policy, the Audit Committee grants general pre-approval to specified Audit-related services. All other Audit-related services not specified must be specifically pre-approved by the Audit Committee.

Tax Services

Under the Policy, the Audit Committee grants general pre-approval to specific tax compliance, planning and advice services that have historically been provided by the auditor, that the Audit Committee has reviewed and believes would not impair the independence of the auditor, and that are consistent with the SEC’s rules on auditor independence. Other tax services must be specifically approved by the Audit Committee.

All Other Services

Under the Policy, the Audit Committee grants general pre-approval to specific permissible non-audit services classified as All Other Services that it believes are routine and recurring services, would not impair the independence of the auditor and are consistent with the SEC’s rules on auditor independence. Services permissible under applicable rules but not specifically approved in the Policy require further specific pre-approval by the Audit Committee.

Procedures

The Policy provides that at the beginning of each year, the chief financial officer and the Company’s independent auditor will jointly submit to the Audit Committee a schedule of audit, audit-related, tax and other non-audit services that are subject to general pre-approval. This schedule will provide a description of each type of service that is subject to general pre-approval and, where possible, will provide projected fees (or a range of projected fees) for each service. The Audit Committee will review and approve the types of services and review the projected fees for the next fiscal year. Any changes to the fee amounts listed in the schedule will be subject to further specific approval of the Audit Committee. The Policy prohibits the independent auditor from commencing any project not described in the schedule approval by the Audit Committee until specific approval has been given.

The Audit Committee pre-approved all of the services described above under the captions “Audit Related Fees” and “Tax Fees” pursuant to paragraphs (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Sunset Brands, Inc.

Date:	April 25, 2005	By:	/s/ Todd Sanders
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Todd Sanders Todd Sanders	President, Chief Executive Officer (principal executive officer) and Director	April 25, 2005
/s/ Stephen K. Radusch Stephen K. Radusch	Chief Financial Officer (principal financial and accounting officer)	April 25, 2005
/s/ Linda Langdon Linda Langdon	Director	April 25, 2005
/s/ Robert W. Moore Robert W. Moore	Director	April 25, 2005
/s/ Robert Ives Robert Ives	Director	April 25, 2005

SUNSET BRANDS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Page

Report of Hansen, Barnett & Maxwell, Registered Public Accounting Firm	F-1

Report of BDO Seidman, LLP, Independent Registered Public Accounting Firm	F-2

Balance Sheets - December 31, 2004 (Consolidated) and 2003 (Unconsolidated)	F-3

Statements of Operations for the Years Ended December 31, 2004 (Consolidated)
and 2003 (Unconsolidated)	F-4

Statements of Changes in Shareholders' Equity for the Years

Ended December 31, 2003 (Unconsolidated) and 2004 (Consolidated)	F-5

Statements of Cash Flows for the Years Ended December 31, 2004 (Consolidated)

and 2003 (Unconsolidated)	F-6

Notes to Financial Statements	F-7

                __________________________________

HANSEN, B ARNETT & MAXWELL
A Professional Corporation CERTIFIED PUBLIC ACCOUNTANTS	Registered with the Public Company Accounting Oversight Board
5 Triad Center, Suite 750 Salt Lake City, UT 84180-1128 Phone: (801) 532-2200 Fax: (801) 532-7944 www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Sunset Brands, Inc.

We have audited the accompanying consolidated balance sheet of Sunset Brands, Inc. and subsidiaries as of December 31, 2004 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunset Brands, Inc. and subsidiaries as of December 31, 2004 and the results of their operations and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has limited operations and has incurred losses from operations and had negative cash flows from operating activities. As of December 31, 2004, the Company had a working capital deficiency and had an accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to those matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

HANSEN, BARNETT & MAXWELL

April 13, 2005

Salt Lake City, Utah

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Sunset Brands, Inc. (fka Low Carb Creations, Inc.)

Vancouver, Washington

We have audited the accompanying balance sheet of Sunset Brands, Inc. (fka Low Carb Creations, Inc.) as of December 31, 2003, and the related statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunset Brands, Inc. (fka Low Carb Creations, Inc.) as of December 31, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

April 26, 2004

Los Angeles, California

SUNSET BRANDS, INC. AND SUBSIDIARIES

BALANCE SHEETS

The accompanying notes are an integral part of these financial statements.

SUNSET BRANDS, INC. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS

The accompanying notes are an integral part of these financial statements.

SUNSET BRANDS, INC. AND SUBSIDIARIES

STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003 (UNCONSOLIDATED) AND 2004 (CONSOLIDATED)

The accompanying notes are an integral part of these financial statements.

SUNSET BRANDS, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

The accompanying notes are an integral part of these financial statements.

SUNSET BRANDS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 (CONSOLIDATED) AND 2003 (UNCONSOLIDATED)

NOTE 1 – NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Presentation of Financial Statements – Low Carb Creations, Inc. (Low Carb) has been a marketer of sweet and savory products for consumers interested in maintaining a low carbohydrate, healthy life style. Low Carb has provided development, distribution and consulting services related to low carbohydrate foods throughout the Untied States and Canada. During December 2004, Low Carb temporarily discontinued its active pursuit of its low carbohydrate business due to an inability to distribute its products. However, Low Carb intends to benefit from the fast growing demand for healthy, better-for-you foods and beverages that have resulted from the increased popularity of these items in everyday diets through the acquisition of healthy food brands and companies. Low Carb plans to remarket its brands if it is able to successfully complete an acquisition as described more fully in Note 15 – Subsequent Events.

Organization and Basis of Presentation – On October 4, 2004, Low Carb acquired Sunset Brands California, Inc. (Sunset California) and, on the same date, Low Carb was acquired by Cascade Sled Dog Adventures, Inc. (Cascade) in a transaction recognized for accounting purposes as a reverse acquisition of Cascade, as described more fully in Note 2. On October 4, 2004, Cascade, which is the parent company, changed its name to Sunset Brands, Inc. These consolidated financial statements include the accounts and transactions of Low Carb Creations, Inc. for all periods presented and the accounts and transactions of Cascade and Sunset California from October 5, 2004. Intercompany accounts and transactions have been eliminated in consolidation. These entities are collectively referred to herein as the Company or Sunset.

Use of Estimates – The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, revenues and expenses and certain financial statement disclosures. Significant estimates in these consolidated financial statements include allowances for doubtful accounts receivable, net realizable value of inventories, depreciable lives of assets, the valuation of assets and liabilities acquired in business combinations, and assumptions used in the determination of the market value share price for equity transactions. Actual results could differ from these estimates.

Business Condition – Sunset has had limited operations, has suffered operating losses and negative cash flows from operating activities. As of December 31, 2004 the Company had a working capital deficiency and had an accumulated deficit. These conditions give rise to substantial doubt about Sunset’s ability to continue as a going concern. Continued operations, as well as the implementation of Sunset’s business plan, will depend upon its ability to raise additional funds through equity or debt financings. Sunset’s ability to continue as a going concern is dependent on additional sources of capital, reduction in operational losses and the success of its business plan. If Sunset is unable to improve operating results and/or obtain such additional financing if and when needed, management will be required to curtail growth plans and scale back projected acquisition activities. There is no assurance that Sunset will be successful in raising additional financing, or if so, at terms favorable to the company, or be able to improve operational results.

Reclassifications – Certain 2003 amounts have been reclassified to conform to the 2004 presentation. These reclassifications had no effect on the previously reported net income.

Recent Accounting Pronouncements – In December 2004, the FASB issued Statement No. 123 (Revised 2004), Share-Based Payment (“Statement 123(R)”). Statement 123(R) revises Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123(R) requires the recognition of the cost of employee services received in exchange for stock options and awards of equity instruments based on the grant-date fair value of such options and awards, over the period they vest. Under the options for adoption available under Statement 123(R), the

SUNSET BRANDS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 (CONSOLIDATED) AND 2003 (UNCONSOLIDATED)

Company has determined to adopt Statement 123(R) on the modified-prospective basis beginning on January 1, 2006, which will result in the recognition of the remaining unamortized grant-date fair value compensation over the remaining vesting period.

In June 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 requires certain instruments, including mandatorily redeemable shares, to be classified as liabilities, not as part of shareholders’ equity or redeemable equity. For instruments that are entered into or modified after May 31, 2003, SFAS 150 is effective immediately upon entering the transaction or modifying terms. For other instruments covered by SFAS 150 that were entered into before June 1, 2003, Statement 150 is effective for the first interim period beginning after June 15, 2003. The Company does not expect implementation of SFAS 150 to have a material effect on the Company’s financial position or results of operations.

In December 2003, the FASB issued Interpretation No. 46(R), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46(R)”). The primary objectives of FIN 46(R) are to provide guidance on the identification and consolidation of variable interest entities. Variable interest entities are entities that are controlled by means other than voting rights. The guidance applies to variable interest entities created after January 31, 2003. The Company holds no interest in variable interest entities.

Accounts Receivable – The Company provides credit, in the normal course of business, to various wholesalers and retailers in the industry throughout the United States. The Company performs ongoing credit evaluations of its customers and believes receivables are valued at an estimate of the amount that will ultimately be collected.

Inventories – Inventories consist of low carb food products and are valued at lower of cost determined on the first-in, first-out (FIFO) basis or market value. When there is evidence that the inventory’s value is less than original cost, the inventory is reduced to market value. The Company determines market value on current resale amounts and whether obsolescence exists. In 2004, the Company wrote down their inventory by $323,054 due to the nature of the products and obsolescence.

Property and Equipment – Property and equipment are recorded at cost. Depreciation of property and equipment is provided using the straight-line method for financial reporting purposes at rates based on the estimated useful lives of 5 to 7 years.

Expenditures for repairs and maintenance are charged to expense as incurred. Major expenditures for renewals and betterments are capitalized and are subject to depreciation over the estimated useful life. Gains and losses on dispositions of equipment are reflected in earnings.

Depreciation expense for the years ended December 31, 2004 and 2003 was $10,702, and $4,340, respectively.

Impairment of Long-Lived Assets – The Company reviews the carrying values of its long-lived and identifiable assets for possible impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower

SUNSET BRANDS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 (CONSOLIDATED) AND 2003 (UNCONSOLIDATED)

of their carrying value or fair value less costs to sell. There was no adjustment due to impairment of long-lived assets during the year ended December 31, 2004 and 2003.

Revenue Recognition – Revenues are recognized from product sales upon shipment when persuasive evidence of an arrangement exists, sales prices are determinable, and collectibility is reasonably assured.

Shipping and Handling Costs – In accordance with EITF 00-10, the Company records revenue related to shipping and handling costs charged to customers in net sales. The related expense is recorded in freight-out expense included in cost of good sold. For the years ended December 31, 2004 and 2003, the Company recorded total shipping and handling costs of $425,536 and $516,047.

Income Taxes – The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires deferred tax liabilities and assets to be recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are provided for temporary differences between financial statement and tax basis of certain liabilities and assets.

Basic and Diluted Income (Loss) Per Share – Basic income (loss) per share is computed by dividing the net income (loss) applicable to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. At December 31, 2004 and 2003, 4,383,205 and 120,739 potentially issuable common shares were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive.

Share-based Compensation – The Company accounts for its share-based compensation to employees and directors under APB 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB 25, compensation related to stock options, if any, is recorded if an option's exercise price on the grant date is less than the fair value of the Company's common stock on the grant date, and amortized over the vesting period. Compensation expense for stock awards or purchases, if any, is recognized if the award or purchase price on the measurement date is below the fair value of the Company's common stock, and is recognized on the date of award or purchase. At December 31, 2004, the Company has a share-based employee compensation plan, which is described more fully in Note 11.

The Company accounts for its share-based compensation to non-employees using the fair value method in accordance with SFAS No. 123, Accounting for Stock–Based Compensation. Under SFAS No. 123, stock-based compensation is determined as the fair value of the equity instruments issued. The measurement date for these issuances is the earlier of the date at which a commitment for performance by the recipient to earn the equity instruments is reached or the date at which the recipient's performance is complete. Share-based compensation to non-employees totaled $1,403 and $0 during the years ended December 31, 2004 and 2003, respectively.

SUNSET BRANDS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 (CONSOLIDATED) AND 2003 (UNCONSOLIDATED)

The following table illustrates the effect on net income (loss) and basic and diluted income (loss) per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to share-based employee compensation.

Concentration of Credit Risks – The Company has sales to six customers, which are approximately 61% of the total sales for the year ended December 31, 2004. The outstanding receivables from these customers of $61,137 represent 52% of total Trade accounts receivable. No other customers accounted for more than 8% of sales. The Company purchases approximately 73% of its products from four suppliers.

The Company had sales to four customers, which are approximately 36.5% of total sales for the year ended December 31, 2003. Outstanding receivables from these customers represent 70% of total trade accounts receivable at December 31, 2003. No other customers accounted for more than 10% of sales.

The Company purchased approximately 66% of its products from four suppliers during 2003.

Advertising Costs – The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2004 and 2003 amounted to $235,915 and $199,268.

NOTE 2 – BUSINESS COMBINATION

On October 4, 2004, Cascade Sled Dog Adventures, Inc. (Cascade) completed a reorganization agreement with the shareholders of Low Carb and Sunset California. In connection with the reorganization, Cascade cancelled and exchanged 1,272,829 common shares for warrants to purchase 500,000 shares of common stock at $2.16 per share. As a result, Cascade had 1,250,000 common shares and 500,000 warrants outstanding at the time of reorganization. Under the terms of the reorganization agreement, Cascade acquired 100% of the outstanding common stock of Low Carb in exchange for the issuance of 3,451,960 common shares and 278,000 Series A Preferred shares and acquired 100% of the outstanding common stock of Sunset California in exchange for the issuance of 2,158,589 common shares. The shareholders of Low Carb held the largest number of common shares immediately following the transaction; therefore, Low Carb was recognized as the acquirer for financial reporting purposes. The transaction resulted in a change of control of Cascade and of Sunset California and a change in the reporting entity to Low Carb.

Low Carb had 300,000 shares of common stock outstanding prior to the reorganization, which were restructured in a manner similar to a stock split into 3,451,960 common shares and 278,000 Series A Preferred shares. The accompanying historical financial statements of Low Carb for periods prior to October 4, 2004 have been retroactively restated for the effects of the stock split and Series A Preferred shares for all periods presented. Low Carb’s financial statements will continue to present its assets and liabilities at their historical cost.

Cascade was not a business and the 1,250,000 common shares and 500,000 warrants of Cascade that remained outstanding were recognized as a $107,569 distribution to the Cascade shareholders based on the fair value of

SUNSET BRANDS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 (CONSOLIDATED) AND 2003 (UNCONSOLIDATED)

the current assets received of a receivable from Sunset California of $500,000, less $607,569 from the assumption of current liabilities of $107,569, and a $500,000 bridge loan. Likewise, Sunset California was not a business and the 2,158,589 common shares issued to the Sunset California shareholders were recognized as a $224,685 distribution to those shareholders, based on the fair value of the current assets received of $312,874 less $632,200 of current liabilities assumed, including $500,000 payable to Cascade.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

Depreciation expense for the years ended December 31, 2004 and 2003 was $10,702 and $4,340, respectively.

NOTE 4 – RECEIVABLE FROM A RELATED PARTY

During 2003, cash loans were made for $29,000 and inventory was sold for $54,931, at cost to Low Carb Habit, Inc. In 2004 the Company paid $12,306 for expenses related to Low Carb Habit, Inc. The balance of the receivable at December 31, 2004 is $96,237. The loan does not carry an interest rate or repayment schedule, though it is expected that the loan will be repaid during 2005. Two of the shareholders of the Company own 100% of the stock of Low Carb Habit, Inc.

In 2004, a shareholder borrowed $228,000 from the Company and made payments of $78,000. The balance of the receivable at December 31, 2004 is $150,000. The loan does not carry an interest rate or repayment schedule, though it is expected that the loan will be repaid during 2005.

In 2004, a shareholder borrowed $25,000 from the Company. The balance of the loan was $25,000 at December 31, 2004. The loan does not carry an interest rate or repayment schedule, though it is expected that the loan will be repaid during 2005.

NOTE 5 – NOTE PAYABLE

On April 30, 2004 Sunset issued a $270,000 convertible note payable with an interest rate of 10%, due April 30, 2005, together with warrants to purchase 261,000 common shares at a purchase price of $1.28 per share. The note is convertible into 150,000 common shares, or at $1.80 per share. The Company estimated the fair value of the warrants using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3.44%; estimated volatility of 200%; estimated life of five years. The Company allocated the proceeds from the issuance of the note and warrants as follows: $171,460 was allocated to the Warrants, $(72,920) to the note, and $171,460 to a beneficial conversion option. The amounts allocated to the warrants and the beneficial conversion option resulted in a discount on the note of $342,920 that is being amortized over the term of the note, and resulted in the recognition of interest expense of $285,767 through December 31, 2004. On December 31, 2004 the carrying value of the note payable was $212,847, net of the $57,153 unamortized discount. The Company placed $313,020 of the proceeds from the Series A private placement in escrow to secure repayment of the note payable.

NOTE 6 - LINES OF CREDIT

The Company is obligated pursuant to a line of credit agreement with a bank due March 10, 2005. The credit agreement provides for a maximum borrowing of $200,000. The loan is secured by substantially all of the

SUNSET BRANDS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 (CONSOLIDATED) AND 2003 (UNCONSOLIDATED)

assets of the Company and is guaranteed by a shareholder of the Company. The Company’s outstanding borrowings under the secured credit agreement were $30,315 and $30,250 at December 31, 2004 and 2003, respectively. The line of credit bears interest at the bank’s prime rate of 8.0% at December 31, 2004.

The Company is obligated pursuant to a line of credit agreement with a bank due April 10, 2005. The credit agreement provides for a maximum borrowing of $300,000. The loan is secured by substantially all of the assets of the Company and is guaranteed by a shareholder of the Company. The Company’s outstanding borrowings under the secured credit agreement were $190,957 and $0 at December 31, 2004 and 2003, respectively. The line of credit bears interest at the bank’s prime rate of 5.25% at December 31, 2004.

NOTE 7 – COMMON STOCK

On January 18, 2005, Sunset affected a 1-for-2 reverse stock split. The financial statements have been retroactively restated for all periods presented for the effects of the split

NOTE 8 - SERIES A REDEEMABLE, CONVERTIBLE PREFERRED STOCK

On October 4, 2004, Sunset completed a private placement of 3,609 units for cash proceeds of $2,298,375 (net of cash offering costs of $451,750) and the conversion of a $500,000 bridge loan. Each unit consists of 1,000 shares of Sunset’s Series A Redeemable, Convertible Preferred Stock (the “Series A” preferred stock) and warrants to purchase an aggregate of 500 shares of Sunset common stock at the following exercise prices: 250 shares at an exercise price of $2.16; 125 shares at an exercise price of $2.40 per share, and 125 shares at an exercise price of $2.64 per share. Each warrant has a term of five years, which does not commence until the effectiveness of a registration statement as provided by registration rights to the purchasers of the Series A preferred stock.

Sunset also issued 1,250,000 shares of its common stock as finders’ fees, valued at $2,250,000, related to the Series A private placement. The Company allocated the proceeds from the issuance of the Series A preferred stock and warrants as follows: $273,896 was allocated to the warrants, $(731,333) to the Series A preferred stock, and $1,005,812 to a beneficial conversion option and $2,250,000 to the common stock. The Company estimated the fair value of the warrants based on the Black-Scholes option pricing module with the following assumptions: risk-free rate of 3.44%; estimated life of 5 years, and estimated volatility of 200%. The amounts allocated to the warrants and the beneficial conversion option resulted in a discount on the Series A preferred stock that was fully amortized at the date of issuance, resulting in the recognition of a dividend on the Series A preferred stock of $1,005,812 on October 4, 2004.

Each share of Series A preferred stock is convertible into one share of Sunset common stock subject to adjustment for certain dilutive events. Except as limited by law, the holders of Series A preferred stock are entitled to vote with holders of common stock as a single class on all matters on an as-converted basis. In addition, holders of Series A preferred stock are entitled to receive dividends on a cumulative basis payable pro rata, when, and if, declared by the board of directors out of the net profits of the Company at the per share rate of 8% of the preference price per annum.

In the event of liquidation, dissolution or winding up, the holders of Series A preferred stock are entitled to receive a liquidation preference over holders of common stock equal to $0.90 per share, subject to adjustment for certain dilutive events.

Holders of the Series A preferred stock were given registration rights requiring Sunset to file a registration statement with the Securities and Exchange Commission within 60 days following the merger with Low Carb.

SUNSET BRANDS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 (CONSOLIDATED) AND 2003 (UNCONSOLIDATED)

Under the terms of the investor agreement Sunset is required to pay the investors a penalty equal to 2% of the Series A preferred purchase price, which amounts to $65,003, for each 30 day period in which Sunset fails to file the registration statement. The penalty is due in cash or shares, at the option of the investor. The Company has recognized and accrued a penalty of $58,712 through December 31, 2004.

Holders of Series A preferred stock may require that Sunset redeem their shares in the event that Sunset completes one or more financing transactions in the form of sales of convertible debt or equity, resulting in gross proceeds to sunset of at least $7 million. Because the redemption right is depends upon the occurrence of future financing and upon the holders of the Series A preferred stock not converting their shares, it is considered to be a contingent redemption right and the Series A preferred stock is considered to be a component of stock holders’ equity.

NOTE 9 - DISTRIBUTION

On April 30, 2003, the Company made an effective distributions in the amount of $39,557 for the difference in assets and liabilities that were transferred to Low Carb from Low Carb Distributions, Inc., a former subsidiary of Low Carb, when operations of Low Carb Distributions, Inc. ceased in April 2003.

NOTE 10 - RETIREMENT PLAN

The Company has a discretionary 401(k) Profit-Sharing Plan covering substantially all of its employees meeting age and length of service requirements. The Plan was adopted effective January 1, 2004. Employer contributions to the Plan are made at the discretion of Company management. No contributions were made during the year ended December 31, 2004.

NOTE 11 – STOCK OPTIONS

Common Stock Options - In 2004, the Company’s board of directors and shareholders approved the 2004 Stock Option and Incentive Plan (“the Plan”) for directors, employees and other persons acting on behalf of the Company, under which the aggregate number of shares authorized for issuance was 5,000,000.

A summary of options granted under the Company’s stock option plans for the year ended December 31, 2004 is presented below:

A summary of options outstanding and options exercisable under the Company’s stock option plans at December 31, 2004 is presented below:

SUNSET BRANDS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 (CONSOLIDATED) AND 2003 (UNCONSOLIDATED)

The weighted average fair value of options granted during the year ended December 31, 2004 was $0.26.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company maintains its office in leased premises in Vancouver, Washington. The lease expires on October 31, 2006. The lease requires monthly rental payments of $5,327 plus real estate taxes and common area operating expenses. The lease is guaranteed by a shareholder of the Company. The future minimum lease payments are as follows.

Rent expense charged to operations for the year ended December 31, 2004 amounted to $81,144.

Employment Agreements — Upon completion of the mergers, Sunset entered into one-year employment agreements with two former Low Carb shareholders. The agreements provide for annual base salary of $100,000 and $125,000 per year, respectively. The employment agreements have a one-year term but will be automatically renewed for successive one year terms unless written notice is given that such party desires to terminate the Agreement. If termination of employment of either occurs other than for cause, The Company is required to pay the agreed salary through the expiration of the agreement.

Legal Proceedings — In the ordinary course of its business, Low Carb Creations and Sunset may be subject to legal claims or proceedings relating to employment matters, customer complaints or other matters. Neither Sunset or Low Carb Creations is currently a party to any litigation or other legal proceeding which could reasonably be expected to have a material adverse effect on Low Carb Creations or Sunset except for the following claims against Low Carb Creations:

SUNSET BRANDS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 (CONSOLIDATED) AND 2003 (UNCONSOLIDATED)

1. Amico Public Relations has threatened to bring an action against Low Carb Creations in the amount of $7,091 alleged to be due under a "Letter of Contract Agreement" dated September 13, 2003 for unpaid invoiced charges for public relations services.

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

5. Ad Group, Inc. Ad Group, Inc. vs. Low Carb Creations, Inc. is an action brought in the Circuit Court of the State of Oregon for Lane County in April 2005. The amount claimed in litigation is $36,769 for unpaid amounts due them. The Company is in the process of responding to the action (unaudited).

SUNSET BRANDS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 (CONSOLIDATED) AND 2003 (UNCONSOLIDATED)

NOTE 13 - INCOME TAXES

The Company is expected to recover taxes paid in 2003 of $15,054 due to the current year losses. A receivable was recorded to account for the taxes. The components of the net deferred tax asset as of December 31, 2004 and 2003, including temporary differences and operating loss carryforwards are as follows:

The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the provision for income taxes:

NOTE 14 - RELATED PARTY TRANSACTIONS

Pursuant to a month-to-month office use agreement, the Company pays Sunset Holdings, Inc., related by virture of its control by the Sunset Chief Executive Officer, monthly fees in the amount of $20,000 in exchange for the use of office space, furniture, telephone usage, insurance, computer equipment and payroll reimbursement for use of office personnel.

NOTE 15 - SUBSEQUENT EVENTS

Reorganization Settlement Agreement — On January 14, 2005, Sunset entered into a settlement agreement with the pre-reorganization shareholders of Low Carb to resolve certain matters which have arisen from the October 4, 2004 reorganization agreement and the declining business of Low Carb during 2004.

Under the October 4, 2004 reorganization agreement, Low Carb was considered to be the acquirer; the Sunset stock the former Low Carb shareholders originally received in the reorganization was originally accounted for as the forward stock split of Low Carb’s 300,000 shares of common stock outstanding prior to the reorganization in exchange for 3,451,960 Sunset common shares and the issuance of 278 Sunset Series A Preferred shares. The

SUNSET BRANDS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 (CONSOLIDATED) AND 2003 (UNCONSOLIDATED)

Company also issued a $2,000,000 note payable to the former Low Carb shareholders and a deferred $1,000,000 payment to the former Low Carb shareholders conditional upon reaching $17.5 million in sales.

Under terms of the January 14, 2005 settlement agreement, the former Low Carb shareholders agreed to cancel the $2,000,000 note payable and the deferred $1,000,000 conditional payment, and return 985,549 shares of Sunset common stock. Sunset agreed to make timely payments on its bank line of credit guaranteed by certain former Low Carb shareholders with a $235,000 outstanding principal, and agreed to use commercially reasonable efforts to fully repay the line by April 1, 2005 or obtain a release of the former Low Carb shareholder’s personal guarantee of that bank line of credit. Sunset paid $26,000 against the line of credit and received an extension from the bank extending the due date on the line of credit to May 13, 2005. Also under the settlement agreement Sunset agreed to facilitate the sale of 750,000 of the former Low Carb shareholders’ outstanding Sunset common stock and Sunset’s Chief Executive Officer purchased an additional 500,000 shares of Sunset common stock from the former Low Carb shareholders for $100,000 or $0.20per share. Sunset has the right to redeem the Chief Executive’s shares at his cost.

Adoption of Stock Incentive Plan — During January 2005, holders of a majority of the outstanding voting stock of Sunset adopted and approved the 2004 Stock Incentive Plan (the “Plan”). The Plan enables Sunset to grant stock options, restricted stock awards and performance awards to eligible employees, consultants and other service providers to the company and its subsidiaries. Sunset has reserved 5,000,000 shares of its common stock for issuance pursuant to grants under the Plan.

Acquisition Agreement — On February 16, 2005 Sunset entered into an Acquisition Agreement (the “Agreement”) to acquire the outstanding shares of capital stock of U.S. Mills, Inc., a Delaware corporation ("USM"), for $17,000,000 in cash less any cash used to repay USM’s outstanding debt, and for $3,000,000 in a new Series B Preferred Stock together with warrants to purchase shares of the Company’s common stock.

Under the terms of the Agreement, the purchase price is subject to adjustment, upwards or downwards, dollar for dollar by the amount that USM's working capital as of the closing of the Agreement is greater than or less than a deficit of $750,000; provided, that any upward adjustment in the consideration is limited to $500,000 and shall be paid through the issuance of additional shares of Sunset Series B Preferred Stock. In addition, in the event that USM’s 2004 audited results of operations before interest, taxes, depreciation and amortization ("EBITDA") is below $2,044,000, the aggregate consideration shall be reduced by the amount by which the 2004 audited EBITDA is less than $2,044,000 multiplied by ten.

Consummation of the Agreement is subject to approval of USM's and the Company’s shareholders, to the cancellation of any USM debt in excess of $17,000,000, and to the entry of a final, non-appealable order of the United States Bankruptcy Court for the Southern District of New York approving the execution and delivery of the Agreement and the transactions contemplated thereby.

As required by the Agreement, Sunset was required to deliver into escrow $1,000,000 in cash and 500,000 shares of the Company's common stock. The Company deposited $750,000 in cash and provided a personal guarantee for $250,000 executed by the Company's Chief Executive Officer. The Agreement may be terminated by USM or Sunset, and further provides that, upon termination of the Agreement under specified circumstances, USM may be required to pay a termination fee of $500,000. In addition, in the event all other conditions to closing have been satisfied and Sunset fails to close due to Sunset’s failure to have sufficient cash or other financing in place, Sunset will be required to forfeit the deposit in escrow, and become subject to an executed Confession of Judgment Promissory Note for $1,500,000 due to USM, but not in effect except upon that condition.

Note Payable — On March 10, 2005 the Company received a $550,000 loan from N.Y. Holding Limited pursuant to the terms of a short term unsecured promissory noted bearing interest at an annual rate of 10% and due on the earlier of 90 days from the date of such loan or closing of the Corporation’s acquisition of U.S. Mills, Inc. In connection with such loan, the Company issued 250,000 shares of common stock to the lender.

Issuances of Common Shares — (Unaudited) During 2005 the Company issued 1,000,000 common shares upon the exercise of warrants and cash proceeds of $250,000. The warrants were awarded during 2005 in connection with a consulting agreement with a third-party for corporate development and strategic services. The Company also issued 136,000 shares of common stock to various vendors in satisfaction of prior and current services.