Form 10QSB
period 2005-03-31
Sunset Brands Inc
filed 2005-05-26
CIK 1137149

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2005

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD From ____________ to ______________


                        Commission File Number 333-57576

                               SUNSET BRANDS, INC.
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                               91-2007330
           ------                                               ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


                            10990 Wilshire Boulevard
                                   Suite 1220
                              Los Angeles, CA 90024
               ---------------------------------------------------
                     (Address of principal executive office)

                                 (310) 478-4600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


        ----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 10,202,034 shares of common stock as of May 12, 2005

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                              INDEX TO FORM 10-QSB
                               SUNSET BRANDS, INC.
                      FOR THE QUARTER ENDING MARCH 31, 2005

Part I. Financial Information                                               Page

     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets
               (Unaudited) March 31, 2005 and December 31, 2004................3

             Condensed Statements of Operations (Unaudited)
               For the Three Months Ended March 31, 2005
               and 2004........................................................4

             Condensed Statements of Cash Flows (Unaudited)
               For the Three Months Ended March 31, 2005 and 2004..............5

             Notes to Unaudited Condensed Consolidated Financial
               Statements .....................................................6

     Item 2. Management's Discussion and Analysis of Financial
             Condition or Plan of Operation...................................12

     Item 3. Controls and Procedures..........................................15


Part II.  Other Information

     Item 1. Legal Proceedings................................................16

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds......16

     Item 3. Defaults Upon Senior Securities..................................18

     Item 4. Submission of Matters to a Vote of Security Holders..............18

     Item 5. Other Information................................................18

     Item 6. Exhibits and Reports on Form 8-K.................................18

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SUNSET BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                              March 31,         December 31,
                                                                                                2005               2004
------------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
Cash                                                                                       $        51,448   $        521,585
Accounts receivable, net of allowance for doubtful accounts of $112,765
   and $82,627                                                                                           -             35,432
Other receivables                                                                                   31,054             31,054
Inventories                                                                                              -              6,786
Prepaid expenses and other current assets                                                          117,198             62,874
------------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                               199,700            657,731

Property and equipment, net of accumulated depreciation of $12,349
   and $15,042, respectively                                                                        33,860             59,723
Deferred acquisition expenses                                                                      146,761             93,031
Related party receivables                                                                          279,185            279,185
Deposit for acquisition escrow                                                                     500,000                  -
Escrow deposit                                                                                     313,020            313,020
------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                               $     1,472,526   $      1,402,690
------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable                                                                           $       512,721   $        527,726
Accrued liabilities                                                                                482,327            284,762
Note payables, net of discount of $286,337                                                         533,663            212,847
Line of credit                                                                                     221,272            221,272
------------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                        1,749,983          1,246,607
------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, Series A redeemable, convertible, par value $0.001;
   10,000,000 shares authorized; 3,887,000 shares issued
   and outstanding; liquidation preference of $3,498,300                                           524,479            524,479
Common stock, par value $0.001; 100,000,000 shares authorized;
   8,292,019 and 8,675,165 shares issued and outstanding                                             8,292              8,675
Additional paid-in capital                                                                       5,766,261          4,540,788
Deferred compensation                                                                             (572,162)          (309,662)
Accumulated deficit                                                                             (6,004,327)        (4,608,197)
------------------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)                                                           (277,457)           156,083
------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)                                    $     1,472,526   $      1,402,690
------------------------------------------------------------------------------------------------------------------------------

            The accompanying condensed notes are an integral part of
                      these unaudited financial statements.

SUNSET BRANDS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


For the Three Months Ended March 31,                                                          2005              2004
---------------------------------------------------------------------------------------------------------------------------
                                                                                         (Consolidated)    (Unconsolidated)
SALES, net of sales discounts of $111 and $64,905                                        $        30,128   $     1,520,063
---------------------------------------------------------------------------------------------------------------------------
Cost of sales                                                                                     21,490         1,126,248
---------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                                                       8,638           393,815
---------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
Marketing, selling and distribution                                                                    -           358,748
General and administrative                                                                     1,247,377           140,596
---------------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                                                       1,247,377           499,344
---------------------------------------------------------------------------------------------------------------------------
OPERATING (LOSS)                                                                              (1,238,739)         (105,529)

OTHER EXPENSES
Interest expense                                                                                (128,217)           (5,507)
Other expenses                                                                                   (29,174)              360
---------------------------------------------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAXES                                                                      (1,396,130)         (110,676)
Benefit from income taxes                                                                              -            40,753
---------------------------------------------------------------------------------------------------------------------------

NET LOSS                                                                                      (1,396,130)          (69,923)
---------------------------------------------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER COMMON SHARE                                                  $         (0.17)  $         (0.02)
---------------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING USED IN
   BASIC AND DILUTED LOSS PER SHARE CALCULATION                                                8,182,913         3,451,960
---------------------------------------------------------------------------------------------------------------------------








            The accompanying condensed notes are an integral part of
                      these unaudited financial statements.

SUNSET BRANDS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31,                                                   2005                 2004
----------------------------------------------------------------------------------------------------------------------
                                                                                  (CONSOLIDATED)       (UNCONSOLIDATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                          $     (1,396,130)    $      (64,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation                                                                                 2,545              2,126
Bad Debt Expense                                                                            30,138
Stock issued for services                                                                  470,251                  -
Loss on disposal of equipment                                                               23,318                  -
Compensation from vesting of stock grant and stock options                                 137,500                  -
Accretion of discount on notes payable                                                     125,655                  -
Changes in operating assets and liabilities:
  Accounts receivable                                                                        5,294            296,407
  Prepaid expenses and other current assets                                                 (9,336)          (182,893)
  Inventories                                                                                6,786            (15,345)
  Deferred taxes                                                                                 -             (3,000)
  Related party receivables                                                                      -             (2,613)
  Accounts payable                                                                         182,560           (252,173)
----------------------------------------------------------------------------------------------------------------------
NET CASH USED BY OPERATING ACTIVITIES                                                     (421,419)          (222,344)
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment                                                                            -            (16,616)
Lease deposit                                                                              (44,988)                 -
Deposit for U.S. Mills acquisition escrow                                                 (500,000)                 -
Deferred acquisition expenses                                                              (53,730)                 -
----------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                     (598,718)           (16,616)
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable - related parties                                            -             (2,000)
Proceeds from line of credit                                                                     -            115,921
Proceeds from note payable                                                                 550,000                  -
----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  550,000            113,921
----------------------------------------------------------------------------------------------------------------------
NET CHANGE IN CASH                                                                        (470,137)          (125,039)
CASH AT BEGINNING OF PERIOD                                                                521,585             19,871
----------------------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                                             $         51,448     $     (105,168)
----------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
----------------------------------------------------------------------------------------------------------------------
Cancellation of escrow shares for Low Carb acquisitions                           $            870     $            -
----------------------------------------------------------------------------------------------------------------------

            The accompanying condensed notes are an integral part of
                      these unaudited financial statements.

                       SUNSET BRANDS, INC AND SUSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS -- The accompanying unaudited financial statements have been condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's annual financial statements included in the Company's December 31, 2004 Annual Report on Form 10-KSB. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.

USE OF ESTIMATES -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts in the financial statements and the accompanying notes. Actual results could differ from those estimates.

BUSINESS CONDITION -- Sunset's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of March 31, 2005, the Company has negative working capital of $1,550,283, an accumulated deficit of $6,004,327 and has incurred a net loss of $1,396,130 for the three months ended March 31, 2005.

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

BASIC AND DILUTED LOSS PER SHARE -- Basic loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. At March 31, 2005 and 2004, there were 4,383,205 and 0 potentially issuable common shares that were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive.

SHARE BASED COMPENSATION -- The Company accounts for its share-based compensation to employees and directors under APB 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB 25, compensation related to stock options, if any, is recorded if an option's exercise price on the grant date is less than the fair value of the Company's common stock on the grant date, and amortized over the vesting period. Compensation expense for stock awards or purchases, if any, is recognized if the award or purchase price on the measurement date is below the fair value of the Company's common stock, and is recognized on the date of award or purchase. At March 31, 2005, the Company has a share-based employee compensation plan, which is described more fully in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

                       SUNSET BRANDS, INC AND SUSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

The Company accounts for its share-based compensation to non-employees using the fair value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. Under SFAS No. 123, stock-based compensation is determined as the fair value of the equity instruments issued. The measurement date for these issuances is the earlier of the date at which a commitment for performance by the recipient to earn the equity instruments is reached or the date at which the recipient's performance is complete. Share-based compensation to non-employees totaled $128,050 and $0 during the three months ended March 31, 2005 and 2004, respectively.

The following table illustrates the effect on net loss and basic and diluted loss per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to share-based employee compensation.

For the Three Months Ended March 31,                          2005             2004
-----------------------------------------------------------------------------------------
Net loss
As reported                                                 $ (1,396,130)      $ (69,923)
  Add: Total share-based compensation expense
    included in reported net loss                                128,050               -
  Less: Total share based compensation expense
    determined under fair value based method                    (390,550)              -
-----------------------------------------------------------------------------------------
PRO FORMA NET LOSS                                          $ (1,658,630)      $ (69,923)
-----------------------------------------------------------------------------------------
Basic and diluted net loss per common share:
  As reported                                                    $ (0.17)        $ (0.02)
  Pro forma                                                      $ (0.20)        $ (0.02)
-----------------------------------------------------------------------------------------

NOTE 2 - DESCRIPTION OF BUSINESS

Low Carb Creations, Inc. (Low Carb) has been a marketer of sweet and savory products for consumers interested in maintaining a low carbohydrate, healthy life style. Low Carb has provided development, distribution and consulting services related to low carbohydrate foods throughout the Untied States and Canada. During December 2004, Low Carb temporarily discontinued its active pursuit of its low carbohydrate business due to an inability to distribute its products. However, Low Carb intends to benefit from the fast growing demand for healthy, better-for-you foods and beverages that have resulted from the increased popularity of these items in everyday diets through the acquisition of healthy food brands and companies. Low Carb plans to remarket its brands if it is able to successfully complete an acquisition as described more fully in Note 8 Subsequent Events.

On October 4, 2004, Low Carb acquired Sunset Brands California, Inc. (Sunset California) and, on the same date, Low Carb was acquired by Cascade Sled Dog Adventures, Inc. (Cascade) in a transaction recognized for accounting purposes as a reverse acquisition of Cascade. On October 4, 2004, Cascade, which is the parent company, changed its name to Sunset Brands, Inc. These condensed consolidated financial statements include the accounts and transactions of Low Carb Creations, Inc. for all periods presented and the accounts and transactions of Cascade and Sunset California for the three months ended March 31, 2005. Intercompany accounts and transactions have been eliminated in consolidation. These entities are collectively referred to herein as the "Company," or "Sunset."

                       SUNSET BRANDS, INC AND SUSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

NOTE 3 -RELATED PARTY TRANSACTIONS

At March 31, 2005 and December 31, 2004, shareholders of the Company had loans outstanding with balances of $279,185 for each period. The loans do not carry an interest rate or repayment schedule.

Pursuant to a month-to-month office use agreement, the Company pays Sunset Holdings, Inc., related by virtue of its control by the Sunset Chief Executive Officer, monthly fees in the amount of $20,000 in exchange for the use of office space, furniture, telephone usage, insurance, computer equipment and payroll reimbursement for use of office personnel.

NOTE 4 - NOTES PAYABLE

On March 10, 2005, the Company received a $550,000 loan from N.Y. Holding Limited under the terms of a short-term unsecured promissory noted bearing interest at an annual rate of 10% and due on the earlier of 90 days from the date of such loan or closing of the Company's acquisition of U.S. Mills, Inc. In connection with such loan, the Company issued 250,000 shares of common stock to the lender. The Company allocated the proceeds from the issuance of the note and stock according to their relative fair values as follows: $354,839 was allocated to the stock and $195,161 to the short-term note. The amounts allocated to the common stock resulted in a discount on the note of $354,839 that is being amortized over the term of the note through June 10. 2005. On March 31, 2005 the carrying value of the notes payable, net of discount of $286,337 was $553,663.

NOTE 5- COMMON STOCK

On January 18, 2005, Sunset affected a 1-for-2 reverse stock split. The financial statements have been retroactively restated for all periods presented for the effects of the split.

During the three months ended March 31, 2005, Sunset issued an aggregate of 136,000 shares of common stock for services provided by third parties valued at $470,250, or a weighted-average of $3.46 per share. The value of the services was estimated on the dates of the issuances based upon the quoted trading value of the shares on the respective dates of issuance.

On March 10, 2005 the Sunset issued an aggregate 100,000 shares to two directors for services. Of the shares issued, 25,000 shares vested on the date of issuance, and the balance vest ratably over the next eight fiscal quarters, provided the directors continue to provide services to Sunset over the vesting period. The shares had a fair value on the date of the grant of $400,000, or $4.00 per share, based upon the quoted trading value of the shares on the date of issuance. The Company recognized a charge to operations during the three months ended March 31, 2005 of $137,400 related to the vesting of the common shares.

NOTE 6 - REORGANIZATION SETTLEMENT AGREEMENT

On January 14, 2005, Sunset entered into a settlement agreement with the pre-reorganization shareholders of Low Carb to resolve certain matters, which have arisen from the October 4, 2004 reorganization agreement and the declining business of Low Carb during 2004.

                       SUNSET BRANDS, INC AND SUSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

Under the October 4, 2004 reorganization agreement, Low Carb was considered to be the acquirer; the Sunset stock originally received in the reorganization by the former Low Carb shareholders was accounted for as the forward stock split of Low Carb's 300,000 shares of common stock outstanding prior to the reorganization in exchange for 3,451,960 Sunset common shares and the issuance of 278,000 Sunset Series A Preferred shares. The Company also issued a
$2,000,000 note payable to the former Low Carb shareholders and a deferred $1,000,000 payment to the former Low Carb shareholders conditional upon reaching $17.5 million in sales.

Under terms of the January 14, 2005 settlement agreement, the former Low Carb shareholders agreed to cancel the $2,000,000 note payable and the deferred $1,000,000 conditional payment, and return 869,145 shares of Sunset common stock. Sunset agreed to make timely payments on its bank line of credit guaranteed by certain former Low Carb shareholders with a $235,000 outstanding principal, and agreed to use commercially reasonable efforts to fully repay the line by April 1, 2005 or obtain a release of the former Low Carb shareholder's personal guarantee of that bank line of credit. Sunset paid $26,000 against the line of credit and received an extension from the bank extending the due date on the line of credit to May 13, 2005. Also under the settlement agreement Sunset agreed to facilitate the sale of 750,000 of the former Low Carb shareholders' outstanding Sunset common stock and Sunset's Chief Executive Officer purchased an additional 500,000 shares of Sunset common stock from the former Low Carb shareholders for $100,000 or $0.20 per share. Sunset has the right to redeem the Chief Executive's shares at his cost.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company maintains its office in leased premises in Vancouver, Washington. The lease expires on October 31, 2006. The lease requires monthly rental payments of $5,327 plus real estate taxes and common area operating expenses. The lease is guaranteed by a shareholder of the Company. The future minimum lease payments are as follows.

   Years Ending December 31,
   -------------------------------------------------------------------------
   2005                                                      $       63,033
   2006                                                              53,896
   -------------------------------------------------------------------------
   Total Future Minimum Lease Payments                       $      116,929
   -------------------------------------------------------------------------

Rent expense charged to operations for the quarter ended March 31, 2005 amounted to $21,848.

EMPLOYMENT AGREEMENTS -- Upon completion of the mergers, Sunset entered into one-year employment agreements with two former LCC shareholders. The agreements provide for annual base salary of $100,000 and $125,000 per year, respectively. The employment agreements have a one-year term but will be automatically renewed for successive one-year terms unless written notice is given that such party desires to terminate the Agreement. If termination of employment of either occurs other than for cause, the Company is required to pay the agreed salary through the expiration of the agreement

LEGAL PROCEEDINGS -- In the ordinary course of its business, Low Carb Creations and Sunset may be subject to legal claims or proceedings relating to employment matters, customer complaints or other matters. Neither Sunset nor Low Carb Creations is currently a party to any litigation or other legal proceeding which could reasonably be expected to have a material adverse effect on Low Carb Creations or Sunset except for the following claims against Low Carb Creations:

                       SUNSET BRANDS, INC AND SUSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

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

6. Puentes Brothers vs. Low Crab Creations, Inc. is an action brought in the Circuit Court of the State of Oregon for Marion County in April 2005. The amount claimed in litigation is $27,266 for unpaid amount due them.

REGISTRATION RIGHTS -- Holders of the Series A preferred stock were given registration rights requiring Sunset to file a registration statement with the Securities and Exchange Commission within 60 days following the merger with Low Carb. Under the terms of the investor agreement Sunset is required to pay the investors a penalty equal to 2% of the Series A preferred purchase price, which amounts to $65,003, for each 30 day period in which Sunset fails to file the registration statement. The penalty is due in cash or shares, at the option of the investor. The Company has recognized and accrued a penalty of $253,750 through March 31, 2005.

Holders of Series A preferred stock may require that Sunset redeem their shares in the event that Sunset completes one or more financing transactions in the form of sales of convertible debt or equity, resulting in gross proceeds to sunset of at least $7 million. Because the redemption right is depends upon the occurrence of future financing and upon the holders of the Series A preferred stock not converting their shares, it is considered to be a contingent redemption right and the Series A preferred stock is considered to be a component of stock holders' equity.

                       SUNSET BRANDS, INC AND SUSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

NOTE 8 - SUBSEQUENT EVENTS

AMENDMENT TWO TO ACQUISITION AGREEMENT AND PLAN OF MERGER-- On April 19, 2005, Sunset entered into Amendment No. 2 to the Acquisition Agreement and Plan of Merger (the "Amendment No. 2") with IBF Fund Liquidating, Inc. ("IBF"), and U.S. Mills, Inc. ("USM") whereby Sunset deposited into escrow a confession of judgment promissory note in the amount of $1.5 million. The escrow note is not deemed issued and outstanding until required to be released to USM out of the escrow account. The escrow note bears interest from May 14, 2005 at the short term applicable federal rate and is due and payable in full upon three days prior written demand of USM which is callable at any time.

AMENDMENT THREE TO ACQUISITION AGREEMENT AND PLAN OF MERGER -- On May 19, 2005, the Company, IBF and USM entered into Amendment No. 3 to the Acquisition
Agreement  and Plan of Merger  (the  "Amendment  No.  3")  dated  May 18,  2005.
Pursuant to the terms of Amendment No. 3, the termination provisions of the Merger Agreement were amended to extend, from May 13, 2005 to June 15, 2005, the date after which the parties may terminate the Merger Agreement if the various conditions to closing have not been satisfied.

In addition, in connection with the execution of Amendment No.3, the Company caused all cash held in escrow in connection with the Merger to be released to USM. On May 19, 2005, $750,000 of the Company funds held in escrow were released to IBF and the Company provided instructions to the escrow agent that upon receipt of an additional $250,000 into the escrow account, such funds would be released to USM as well. The funds released to USM will not be refunded in the event IBF or USM terminates the Merger Agreement in accordance with its terms but will be deducted from the purchase price payable by the Company in connection with any closing of the Merger. In the event the Merger Agreement is terminated on or after June 15, 2005 (unless termination is due to a breach by USM or IBF), the confession of judgment promissory note of the Company in the amount of $1.5 million dollars (the "Escrow Note") and the 500,000 shares of Company common stock currently held in escrow will be released to USM on June 30, 2005.

Absent additional financing, it is unlikely that the Company would have sufficient capital resources to repay the Escrow Note if and when due. If the Merger Agreement were terminated and the Company were unable to repay the Escrow Note upon demand, USM would likely attempt to obtain a judgment against the Company for the full amount of the Escrow Note. There can be no assurances that the Company will be able to obtain sufficient financing in order to complete the Merger prior to June 15, 2005 or, if available, that the financing will be made on favorable terms.

In the event the Company completes the acquisition of USM, Amendment No.3 requires the Company to pay certain costs and expenses to IBF which, under the agreement, are not allowed to exceed $150,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Forward-Looking Information

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including "could," "may," "will," "should," "expect," "intend," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue" or "opportunity," the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks described below and in other parts of this report. These factors may cause our actual results to differ materially from any forward-looking statements.

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

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our Company as a going concern. We had a net loss of $1,396,130 for the quarter ended March 31, 2005. At March 31, 2005, we had an accumulated deficit of $6,004,327 and a working capital deficit of $1,550,283. These factors raise substantial doubt as to our ability to continue as a going concern should we not be able to execute our acquisition plan.

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

RESULTS OF OPERATIONS
March 2005 Compared to March 2004

Net sales for the first quarter of 2005 were $30,128 as compared to $1,520,063 for 2004, a decrease of $1,489,935, which primarily reflects the temporary suspension of marketing and operational activities in December 2004 due to a lack of working capital and the unexpected downturn in demand for low carb food products beginning during the second quarter of 2004. Net sales for the first quarter of 2004, were favorably impacted by the demand for product created, in part, by the low carb "diet craze".

Gross profit for 2005 was $8,638, 28.6% of net sales, as compared to $393,815, 25.9% of net sales, in 2004. Though gross profit remained fairly consistent as a percentage of net sales for 2005, it was significantly below 2004 as a result of the aforementioned decrease in net sales for 2005 noted above.

Marketing, selling and distribution expenses for 2005 were $0 as compared to $358,748 for the first quarter of 2004. This reflects the temporary suspension of marketing and operational activities in December 2004 in order to preserve working capital. Marketing, selling and distribution expenses were 23.6% of net sales in 2004.

General and administrative expenses increased $1,106,781, or 787.2%, to $1,247,377. The increase came principally from costs associated with equity issuances to outside directors for serving as members of the board, equity issuances to vendors for services performed and penalties owed to investors for non-timely filing of a registration statement and general increases across all levels in anticipation of business growth in 2005.

An operating loss of $1,238,739 was incurred in 2005 as compared to an operating loss of $105,529 in 2004, an increased loss of $1,133,210. The increased operating loss is primarily attributable to the aforementioned increases in expenses, lack of working capital and the cessation of marketing and operational activities as previously discussed.

The loss before income taxes was $1,396,130 in 2005 compared to a loss of $110,676 in 2004. The increase is primarily the result of the aforementioned increase in operating loss.

Income tax benefit in 2004 of $40,753 is an anticipated refund of income taxes paid for fiscal year 2003, as a result of the loss incurred for the first quarter of 2004.

Net loss for 2005 amounted to $1,396,130, or $0.17 per share, compared to $69,923, or $0.02 per share, in 2004. The $744,045 increase in net loss is primarily attributable to the aforementioned increase in operating loss, offset by the tax benefit recorded in 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, we had total current assets of $199,700 and total current liabilities of $1,749,983, resulting in a working capital deficit of $1,550,283. We expect to be able to continue in operations about one to three months, depending on the cash requirements and how soon we can complete our next acquisition. We incurred significant losses and negative cash flows from operations in 2004 and continuing into 2005; however, we have been successful in obtaining cash resources through private placements and settling certain payables through the issuance of common stock.

Our continued operations, as well as the implementation of our business plan, will depend upon our ability to raise additional funds through equity or debt financings and successfully implementing our acquisition strategy. Our ability to continue as a going concern is dependent on additional sources of capital, reduction in operational losses and the success of our business plan. To the extent we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing shareholders.

Net cash used by operating activities was $421,419, in 2005, as compared to $222,344. Net cash used in investing activities was $598,718 in 2005 as compared to $16,616 in 2004. Net cash provided by financing activities was $550,000 during 2005 as compared to $113,921. This primarily reflects the proceeds received from the financing obtained.

PLAN OF OPERATION

We believe we have sufficient funds on hand to cover our operating overhead through the next one to three months of 2005. In order to satisfy our cash requirements through the end of 2005 and to implement our acquisition strategy, we will have to raise additional funds. Accordingly, in December 2004, we discontinued marketing and distribution efforts to preserve available cash and have targeted several profitable acquisition candidates in the "better for you" food and nutritional category and intend to raise additional funds through equity and debt financings to complete these transactions. Our acquisition strategy contemplates two to three acquisitions in 2005, subject to our ability to obtain the necessary financings and successful integration of company operations.

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

CRITICAL ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 1 to the audited financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange commission. We believe that the application of these policies on a consistent basis ha enabled us to provide useful and reliable financial information about our operating results and financial condition.


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


During the three-month period ended March 31, 2005, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In the ordinary course of its business, Low Carb Creations and Sunset may be subject to legal claims or proceedings relating to employment matters, customer complaints or other matters. Neither Sunset, Low Carb Creations nor Sunset
California is currently a party to any litigation or other legal proceeding, which could reasonably be expected to have a material adverse effect on Low Carb Creations or Sunset except for the following pending or threatened claims against Low Carb Creations:

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

5. AdGroup. Ad Group, Inc. vs. Low Carb Creations, Inc. is an action brought in the Circuit Court of the State of Oregon for Lane County in April 2005. The amount claimed in litigation is $36,769 for unpaid amounts due them. The Company is in the process of responding to the action .

6. Puentes Brothers vs. Low Crab Creations, Inc. is an action brought in the Circuit Court of the State of Oregon for Marion County in April 2005. The amount claimed in litigation is $27,266 for unpaid amount due them.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2005, the Company issued 25,000 shares of its common stock to a consultant for services rendered. The issuance of these securities was deemed to be exempt from registration under Section 4(2) of the Securities Act of 1933 or Regulation D thereunder as a transaction by an issuer not involving a public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     31.1     Certification of the CEO and President

     31.2     Certification of the Chief Financial Officer

     32.1     Certificate of the CEO and President pursuant to 18 U.S.C.ss.1350

     32.2     Certificate  of  the  Chief  Financial   Officer  pursuant  to  18
              U.S.C.ss.1350

(b) Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 24, 2005            Cascade Sled Dog Adventures, Inc.

                               By:  /s/ TODD SANDERS
                                    Todd Sanders, CEO and President (principal
                                    executive officer)

                               By:  /s/ STEPHEN K. RADUSCH
                                    Stephen K. Radusch, Chief Financial Officer
                                    (principal accounting and financial officer)