Form 10QSB
period 2005-06-30
Sunset Brands Inc
filed 2005-08-22
CIK 1137149

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2005

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 11,754,519 shares of common stock as of August 12, 2005

Transitional Small Business Disclosure Format (check one):       Yes [ ]  No [X]

                              INDEX TO FORM 10-QSB

                               SUNSET BRANDS, INC.
                      FOR THE QUARTER ENDING JUNE 30, 2005

Part I. Financial Information Page

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets
             (Unaudited) June 30, 2005 and December 31, 2004...................3

           Condensed Statements of Operations (Unaudited)
             For the Three and Six Months Ended June 30, 2005
             and 2004..........................................................4

           Condensed Statements of Cash Flows (Unaudited)
             For the Six Months Ended June 30, 2005 and 2004...................5

           Notes to Unaudited Condensed Consolidated Financial
             Statements .......................................................6

Item 2.    Management's Discussion and Analysis of Financial
           Condition or Plan of Operation.....................................14

Item 3.    Controls and Procedures............................................17


Part II. Other Information

Item 1.    Legal Proceedings..................................................18

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds........18

Item 3.    Defaults Upon Senior Securities....................................19

Item 4.    Submission of Matters to a Vote of Security Holders................19

Item 5.    Other Information..................................................19

Item 6.    Exhibits and Reports on Form 8-K...................................19

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SUNSET BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                        June 30,        December 31,
                                                                          2005              2004
                                                                     --------------    --------------
ASSETS

CURRENT ASSETS
Cash                                                                  $          -      $    521,585
Accounts receivable, net of allowance for doubtful
 accounts of $112,765 and $82,627                                                -            35,432
Other receivables                                                                -            31,054
Inventories                                                                      -             6,786
Prepaid expenses                                                           162,416            62,874
                                                                     --------------    --------------
TOTAL CURRENT ASSETS                                                       162,416           657,731

Property and equipment, net of accumulated
depreciation of $14,378and $15,042, respectively                            31,831            59,723
Deferred acquisition expenses                                              156,920            93,031
Related party receivables                                                  286,237           279,185
Deposit for U.S. Mills acquisition escrow                                1,000,000                 -
Escrow deposit                                                             313,020           313,020
                                                                     --------------    --------------
TOTAL ASSETS                                                          $  1,950,424      $  1,402,690
                                                                     ==============    ==============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable                                                      $    585,248      $    527,726
Accrued liabilities                                                        716,951           284,762
Note payables, net of discount of $327,703 and $57,153                   1,067,297           212,847
Line of credit                                                             221,272           221,272
                                                                     --------------    --------------
TOTAL CURRENT LIABILITIES                                                2,590,768         1,246,607
                                                                     ==============    ==============
SHAREHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, Series A redeemable, convertible, par value $0.001; 10,000,000 shares authorized; 3,887,000 shares issued
and outstanding; liquidation preference of $3,498,300                      524,479           524,479
Common stock, par value $0.001; 200,000,000 shares authorized;
11,054,519 and 8,675,165 shares issued and outstanding                      11,055             8,675
Additional paid-in capital                                               9,607,596         4,540,788
Deferred compensation                                                     (279,982)         (309,662)
Accumulated deficit                                                    (10,503,492)       (4,608,197)
                                                                     ==============    ==============
TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)                                   (640,344)          156,083
                                                                     ==============    ==============
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)               $  1,950,424      $  1,402,690
                                                                     ==============    ==============

         The accompanying condensed notes are an integral part of these unaudited financial statements.

SUNSET BRANDS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        For the Three Months                  For the Six Months
                                                            Ended June 30,                       Ended June 30,
                                                 ------------------------------------  ------------------------------------
                                                       2005               2004              2005                2004
                                                 ----------------  ------------------  ----------------  ------------------
                                                  (Consolidated)    (Unconsolidated)    (Consolidated)    (Unconsolidated)

SALES                                             $            -    $        613,967    $       30,128    $      2,134,030
Cost of sales                                                  -             562,220            21,490           1,688,468
                                                 ----------------  ------------------  ----------------  ------------------
GROSS PROFIT                                                   -              51,747             8,638             445,562
                                                 ----------------  ------------------  ----------------  ------------------
OPERATING EXPENSES
Marketing, selling and distribution                            -             480,118                 -             896,899
General and administrative                             4,215,131              82,823         5,462,508             170,893
                                                 ----------------  ------------------  ----------------  ------------------
TOTAL OPERATING EXPENSES                               4,215,131             562,941         5,462,508           1,067,792
                                                 ----------------  ------------------  ----------------  ------------------
OPERATING LOSS                                        (4,215,131)           (511,194)       (5,453,870)           (622,230)

OTHER EXPENSES
Interest expense                                        (284,034)                  -          (412,251)                  -
Other expenses                                                 -              (7,488)          (29,174)             (7,128)
                                                 ----------------  ------------------  ----------------  ------------------
LOSS BEFORE INCOME TAXES                              (4,499,165)           (518,682)       (5,895,295)           (629,358)
Benefit from income taxes                                      -                   -                 -              40,753
                                                 ----------------  ------------------  ----------------  ------------------

NET LOSS                                              (4,499,165)           (518,682)       (5,895,295)           (588,605)
                                                 ================  ==================  ================  ==================

BASIC AND DILUTED LOSS PER COMMON SHARE           $        (0.42)   $          (0.10)   $        (0.65)   $          (0.12)
                                                 ================  ==================  ================  ==================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING USED IN
   BASIC AND DILUTED LOSS PER SHARE CALCULATION       10,759,941           5,020,658         9,107,806           5,020,658
                                                 ================  ==================  ================  ==================








            The accompanying condensed notes are an integral part of
                     these unaudited financial statements.

SUNSET BRANDS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 30,                                                        2005                       2004
                                                                                 ----------------------     ----------------------
                                                                                    (CONSOLIDATED)             (UNCONSOLIDATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                          $         (5,895,295)      $           (588,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation                                                                                     4,984                      4,872
Bad debt expense                                                                                40,726                        753
Recovery of bad debt                                                                            (5,294)
Stock issued for services                                                                    2,075,250                          -
Loss on disposal of equipment                                                                   22,908                          -
   Compensation from vesting of stock, vesting of stock                                                                         -
       options and option grants to consultants                                              2,036,380
   Accretion of discount on notes payable                                                      381,688                          -
Changes in operating assets and liabilities:
Accounts receivable                                                                                  -                    605,774
Prepaid expenses                                                                               (23,500)                  (351,920)
Inventories                                                                                      6,786                    (74,063)
Deferred taxes                                                                                       -                     (3,000)
Related party receivables                                                                       (7,052)                    25,324
Accounts payable                                                                               489,711                   (118,831)
                                                                                 ----------------------     ----------------------
NET CASH USED BY OPERATING ACTIVITIES                                                         (872,708)                  (499,696)
                                                                                 ----------------------     ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment                                                                                -                    (19,497)
Lease deposit paid                                                                             (44,988)                         -
Deposit paid for U.S. Mills acquisition escrow                                              (1,000,000)                         -
Deferred acquisition expenses paid                                                             (63,889)                         -
                                                                                 ----------------------     ----------------------
NET CASH USED IN INVESTING ACTIVITIES                                                       (1,108,877)                   (19,497)
                                                                                 ----------------------     ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable - related parties                                                -                     28,010
Proceeds from exercise of stock options                                                        335,000                          -
Proceeds from issuance of common stock                                                         354,835                          -
Proceeds from issuance of note payable                                                         770,161                    483,138
                                                                                 ----------------------     ----------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                    1,460,000                    511,148
                                                                                 ----------------------     ----------------------

NET CHANGE IN CASH                                                                            (521,585)                    (8,045)

CASH AT BEGINNING OF PERIOD                                                                    521,585                     19,871
                                                                                 ----------------------     ----------------------
CASH AT END OF PERIOD                                                             $                  -       $             11,826
                                                                                 ======================     ======================
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Allocation of loan proceeds to common stock                                                    354,839                          -
Cancellation of escrow shares for Low Carb acquisitions                                            870                          -
                                                                                 ======================     ======================

            The accompanying condensed notes are an integral part of
                      these unaudited financial statements.

                       SUNSET BRANDS, INC AND SUSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS -- The accompanying unaudited financial statements have been condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's annual financial statements included in the Company's December 31, 2004 Annual Report on Form 10-KSB. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.

USE OF ESTIMATES -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts in the financial statements and the accompanying notes. Actual results could differ from those estimates.

BUSINESS CONDITION - Sunset's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of June 30, 2005, the Company has negative working capital of $2,428,352, an accumulated deficit of $10,503,492 and has incurred a net loss of $5,895,295 for the six months ended June 30, 2005. These conditions raise substantial doubt about Sunset's ability to continue as a going concern.

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

BASIC AND DILUTED LOSS PER SHARE - Basic loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss for the period by the weighted average number of common and dilutive potential common shares outstanding during the period. At June 30, 2005 and 2004 there were 4,333,205 and 120,739 potentially issuable common shares that were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive.

SHARE BASED COMPENSATION -- The Company accounts for its share-based compensation to employees and directors under APB 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB 25, compensation related to stock options, if any, is recorded if an option's exercise price on the grant date is less than the fair value of the Company's common stock on the grant date, and amortized over the vesting period. Compensation expense for stock awards or purchases, if any, is recognized if the award or purchase price on the measurement date is below the fair value of the Company's common stock, and is recognized on the date of award or purchase. At June 30, 2005, the Company has a share-based employee compensation plan, which is described more fully in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

                       SUNSET BRANDS, INC AND SUSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

The Company accounts for its share-based compensation to non-employees using the fair value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. Under SFAS No. 123, stock-based compensation is determined as the fair value of the equity instruments issued. The measurement date for these issuances is the earlier of the date at which a commitment for performance by the recipient to earn the equity instruments is reached or the date at which the recipient's performance is complete. Share-based compensation to non-employees totaled $2,410,250 and $0 during the six months ended June 30, 2005 and 2004, respectively.

The following table illustrates the effect on net loss and basic and diluted loss per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to share-based employee compensation.

For the Six Months Ended June 30,                   2005            2004
------------------------------------------------------------------------------
Net loss                                         $ (5,895,295)     $ (588,605)
As reported
Add: Total share-based compensation expense
included in reported net loss                       4,111,630               -
Less: Total share based compensation expense
determined under fair value based method           (5,813,935)              -
------------------------------------------------------------------------------
PRO FORMA NET LOSS                               $ (7,597,600)     $ (588,605)
------------------------------------------------------------------------------
Basic and diluted net loss per common share:
  As reported                                    $      (0.65)     $    (0.12)
  Pro forma                                      $      (0.83)     $    (0.12)
------------------------------------------------------------------------------

NOTE 2 - DESCRIPTION OF BUSINESS

Low Carb Creations, Inc. (Low Carb) has been a marketer of sweet and savory products for consumers interested in maintaining a low carbohydrate, healthy life style. Low Carb has provided development, distribution and consulting services related to low carbohydrate foods throughout the Untied States and Canada. During December 2004, Low Carb temporarily discontinued its active pursuit of its low carbohydrate business due to an inability to distribute its products. However, Low Carb intends to benefit from the fast growing demand for healthy, better-for-you foods and beverages that have resulted from the increased popularity of these items in everyday diets through the acquisition of healthy food brands and companies. Low Carb plans to remarket its brands if Sunset is able to successfully complete its acquisition of U.S. Mills.

On October 4, 2004, Low Carb acquired Sunset Brands California, Inc. (Sunset California) and, on the same date, Low Carb was acquired by Cascade Sled Dog Adventures, Inc. (Cascade) in a transaction recognized for accounting purposes as a reverse acquisition of Cascade. On October 4, 2004, Cascade, which is the parent company, changed its name to Sunset Brands, Inc. These condensed consolidated financial statements include the accounts and transactions of Low Carb Creations, Inc. for all periods presented and the accounts and transactions of Cascade and Sunset California from the date of their acquisitions. Intercompany accounts and transactions have been eliminated in consolidation. These entities are collectively referred to herein as the "Company," or "Sunset."

                       SUNSET BRANDS, INC AND SUSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 3 - RELATED PARTY TRANSACTIONS

At June 30, 2005 and December 31, 2004, shareholders of the Company had loans outstanding with balances of $286,237 and $279,185, respectively. The loans do not carry an interest rate or repayment schedule.

Pursuant to the terms of a Services Agreement, the Company pays Sunset Holdings, Inc., a company related by virtue of its control by the Sunset Chief Executive Officer, monthly fees in the amount of $12,500 in exchange for the use of office space, furniture, telephone usage, insurance, computer equipment and payroll reimbursement for use of office personnel. In addition, the services of the Company's Chef Executive Officer, Chief Financial Officer and Vice President of Corporate Development are provided to the Company through the Services Agreement. Such Service Agreement calls for annual payments of $370,000 in exchange for the services of the three executives. The Services Agreement has an initial term of one year and will be automatically renewed for successive one year terms unless written notice is given that the Company or Sunset Holdings desires to terminate the Services Agreement.

NOTE 4 - NOTES PAYABLE

On March 10, 2005, the Company received a $550,000 loan from N.Y. Holding Limited under the terms of a short-term unsecured promissory noted bearing interest at an annual rate of 10% and due on the earlier of 90 days from the date of the loan, or closing of the Company's acquisition of U.S. Mills, Inc. In connection with the loan, the Company issued 250,000 shares of common stock to the lender. The Company allocated the proceeds from the issuance of the note and stock according to their relative fair values as follows: $354,839 was allocated to the stock and $195,161 to the short-term note. The amounts allocated to the common stock resulted in a discount on the note of $354,839 that was amortized over the term of the note through June 10 2005.

On April 21, 2005, the Company received a $150,000 loan from Kick-a-Rock Productions under the terms of a short-term unsecured promissory note bearing interest at 10% and due 120 days from the date of the loan. In connection with with loan, the Company issued 75,000 shares of common stock to the lender. The Company allocated the proceeds from the issuance of the note and stock according to their relative fair values as follows: $71,053 was allocated to the stock and $78,947 to the short-term note. The amounts allocated to the common stock resulted in a discount on the note of $71,053 that is being amortized over the term of the note through July 20, 2005.

On May 23, 2005, the Company received a $200,000 loan from SH Partnership Investments L.P., an entity controlled by the Company's Chief Executive Officer, under the terms of a short-term unsecured promissory note bearing interest at an annual rate of 10% and due 60 days from the date of the loan. In connection with the loan, the Company issued 300,000 shares of common stock to the lender. The Company allocated the proceeds from the issuance of the note and stock according to their relative fair values as follows: $109,707 was allocated to the stock and $90,293 to the short-term note. The amounts allocated to the common stock resulted in a discount on the note of $109,707 that is being amortized over the term of the note through June 21, 2005.

On June 1, 2005, the Company received a $150,000 loan from GlennAllen Advisors LLC under the terms of a short-term unsecured promissory note bearing interest at an annual rate of 10% and due 60 days from the date of such loan. In connection with such loan, the Company issued 225,000 shares of common stock to the lender.

                       SUNSET BRANDS, INC AND SUSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

The Company allocated proceeds from the issuance of the note and stock according to their relative fair value as follows: $82,735 was allocated to the stock and $67,265 to the short-term note. The amounts allocated to the common stock resulted in a discount on the note of $82,735 that is being amortized over the term of the note through July 30, 2005.

On June 16, 2005, the Company received a $75,000 loan from Circle Line, Inc. under the terms of a short-term unsecured promissory note bearing interest at an annual rate of 10% and due 120 days from the date of the loan. In connection with the loan, the Company issued 112,500 shares of common stock to the lender. The Company allocated proceeds from the issuance of the note and stock according to their relative fair value as follows: $33,904 was allocated to the stock and $41,096 to the short-term note. The amounts allocated to the common stock resulted in a discount on the note of $33,904 that is being amortized over the term of the note through October 13, 2005.

On June 30, 2005, the carrying value of the notes payable, net of discount of $327,703, was $1,067,297.

The Company is currently in default due to non-payment on all but the short-term loan from Circle Line, Inc. The Company, however, has reached verbal agreement with four of the lenders and is negotiating with the fifth lender to convert the principal and interest due on these short-term loans to common stock at or before the closing of the U.S. Mills acquisition.

NOTE 5 - COMMON STOCK

On January 18, 2005, the shareholders of Sunset approved a 1-for-2 reverse stock split. The financial statements have been retroactively restated for all periods presented for the effects of the split.

On March 10, 2005 Sunset issued an aggregate 100,000 shares to two directors for services. Of the shares issued, 25,000 shares vested on the date of issuance, and the balance vest ratably over the next eight fiscal quarters, provided the directors continue to provide services to Sunset over the vesting period. The shares had a fair value on the date of the grant of $400,000, or $4.00 per share, based upon the quoted trading value of the shares on the date of issuance. The Company recognized a charge to operations during the six months ended June 30, 2005 of $170,213 related to the vesting of the common shares.

During the six months ended June 30, 2005, Sunset issued and aggregate 1,086,000 common shares to various service providers or directors for services valued at $2,075,250. The shares had fair values on the date of the respective grants as determined based upon the quoted trading value of the shares on the dates of issuance. The Company recognized a charge to operations during the six months ended June 30, 2005 of $2,075,250 related to the issuance of the common shares.

                       SUNSET BRANDS, INC AND SUSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 6 - STOCK OPTIONS

During April 2005, Sunset agreed to accelerate the vesting date and modify the exercise terms of 50,000 employee options to vest immediately and to become exercisable at $0.85 per share, rather than their original $1.00 per share exercise price. Sunset recognized an additional $51,571 in deferred compensation from stock options for the accelerated vesting, and recognized $7,500 for the adjusted intrinsic value of the options. In addition, Sunset issued an additional 50,000 new options, exercisable at $0.85 per share, to the same employee pursuant to the Company's 2004 Stock Incentive Plan. The additional options vested immediately on the grant date and had an intrinsic value of $1.00 per share. Sunset recognized compensation from stock option grants of $50,000 for the issuance. The employee exercised 100,000 of his options for $85,000 cash during April and May 2005.

Under the terms of consulting agreements, the Company granted options during April 2005, exercisable at $0.25 per share, to two outside consultants each to purchase 500,000 common shares pursuant to the Company's 2004 Stock Incentive Plan. The combined options had an aggregate fair value of $1,549,199 on the date of their grants. The options were valued using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.4%, estimated volatility of 200%; estimated lives of ten years. Each of the two consultants immediately exercised the options for aggregate cash proceeds of $250,000.

The Company recognized compensation expense for vesting of existing stock options of $207,796 during the six months ended June 30, 2005, in addition to the expense described above.


NOTE 7 - REORGANIZATION SETTLEMENT AGREEMENT

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

Under terms of the January 14, 2005 settlement agreement, the former Low Carb shareholders agreed to cancel the $2,000,000 note payable and the deferred $1,000,000 conditional payment, and return 869,145 shares of Sunset common stock. Sunset agreed to make timely payments on its bank line of credit guaranteed by certain former Low Carb shareholders with a $235,000 outstanding principal, and agreed to use commercially reasonable efforts to fully repay the line by April 1, 2005 or obtain a release of the former Low Carb shareholder's personal guarantee of that bank line of credit. Sunset paid $31,589 against the line of credit and monthly interest and received an extension from the bank extending the due date on the line of credit to July 13, 2005. The line of credit is currently past due and in default. Sunset is in negotiations with the former Low Carb shareholder in an attempt to reach a satisfactory solution for both parties. Under the settlement agreement Sunset agreed to facilitate the sale of 750,000 of the former Low Carb shareholders' outstanding Sunset

                       SUNSET BRANDS, INC AND SUSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

common stock and Sunset's Chief Executive Officer purchased an additional 500,000 shares of Sunset common stock from the former Low Carb shareholders for $100,000 or $0.20 per share. Sunset has the right to redeem the Chief Executive's shares at his cost.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company maintains an office and warehouse in leased premises in Vancouver, Washington. The leases expire on October 31, 2006 and are currently in default for non-payment. The leases require monthly rental payments of $7,454, which the Company continues to accrue, plus real estate taxes and common area operating expenses. The lease is guaranteed by a shareholder of the Company. The future minimum lease payments are as follows at June 30, 2005 excluding the past due amounts:

         Years Ending December 31,
         --------------------------------------------------------------
         2005                                             $      44,724
         2006                                                    74,540
         --------------------------------------------------------------
         Total Future Minimum Lease Payments              $     119,264
         --------------------------------------------------------------


Rent expense charged to operations for the three and six months ended June 30, 2005 amounted to $24,942 and $46,760, respectively.

EMPLOYMENT AGREEMENTS -- Upon completion of the mergers, Sunset entered into one-year employment agreements with two former Low Carb shareholders. The agreements provide for annual base salary of $100,000 and $125,000 per year, respectively. The employment agreements have a one-year term but will be automatically renewed for successive one-year terms unless written notice is given that such party desires to terminate the Agreement. If termination of employment of either occurs other than for cause, the Company is required to pay the agreed salary through the expiration of the agreement The Company has temporarily stopped payment to the former Low Carb shareholders in order to help preserve cash until the completion of the U.S. Mills acquisition. The Company, however, continues to record a monthly accrual for payments due to the former Low Carb shareholders.

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

                       SUNSET BRANDS, INC AND SUSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

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

REGISTRATION RIGHTS -- Holders of the Series A preferred stock were given registration rights requiring Sunset to file a registration statement with the Securities and Exchange Commission within 60 days following the merger with Low Carb. Under the terms of the investor agreement Sunset is required to pay the investors a penalty equal to 2% of the Series A preferred purchase price, which amounts to $65,003, for each 30 day period in which Sunset fails to file the registration statement. The penalty is due in cash or shares, at the option of the investor. The Company has recognized and accrued a penalty of $448,787 through June 30, 2005.

Holders of Series A preferred stock may require that Sunset redeem their shares in the event that Sunset completes one or more financing transactions in the form of sales of convertible debt or equity, resulting in gross proceeds to Sunset of at least $7 million. Because the redemption right is dependent upon the occurrence of future financing and upon the holders of the Series A preferred stock not converting their shares, it is considered to be a contingent redemption right and the Series A preferred stock is considered to be a component of stock holders' equity.

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to June 30, 2005, the Company's received advances from its Chief Executive Officer of $66,591 in unsecured loans for operating purposes. The loans do not carry an interest rate or repayment schedule.

On July 12, 2005, the Company issued 200,000 shares of common stock to one of its directors in exchange for serving as the chairman of both the audit and compensation committee of the Company. The shares were issued pursuant to the Company's 2004 Stock Incentive Plan.

                       SUNSET BRANDS, INC AND SUSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

On July 12, 2005, the Company issued to an outside consultant an aggregate of 500,000 of common stock pursuant to the Company's 2004 Stock Incentive plan in exchange for services rendered and to be rendered.

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

The transaction resulted in a change of control of Cascade and of Sunset and a change in the reporting entity to Low Carb Creations, Inc.

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

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our Company as a going concern. We had a net loss of $5,895,295 for the six months ended June 30, 2005. At June 30, 2005, we had an accumulated deficit of $10,503,492 and a working capital deficit of $1,428,352. These factors raise substantial doubt as to our ability to continue as a going concern should we not be able to execute our acquisition plan.

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

RESULTS OF OPERATIONS
Comparison of the three and six months ended June 30, 2005 and 2004

For the three months ended June 30, 2005, the Company recorded sales no net sales as compared to net sales of $613,967 for 2004. Net sales for the six months ended June 30, 2005 were $30,128 as compared to $2,134,030 for the comparable period in 2004. The decrease for the three and six month periods reflects the temporary suspension of marketing and operational activities in December 2004 due to a lack of working capital and the unexpected downturn in demand for low carb food products beginning during the second quarter of 2004. Net sales for the first quarter of 2004, were favorably impacted by the demand for product created, in part, by the low carb "diet craze".

Gross profit for the three months ended June 30, 2005 was $0 as compared to a gross profit of $51,747, 8.4% of net sales in 2004. Gross profit for the six months ended June 30, 2005 was a $8,638 as compared to $445,562, 20.9% of net sales, in 2004. Gross profit was significantly below 2004 as a result of the aforementioned decrease in net sales for 2005 noted above.

Marketing, selling and distribution expenses for the three and six months ended June 30, 2005 were $0 as compared to $480,118 and $896,899 for the comparable periods of 2004. This reflects the temporary suspension of marketing and operational activities in December 2004 in order to preserve working capital. Marketing, selling and distribution expenses were 78.2% and 42.0% of net sales for the three and six months ended June 30, 2004.

General and administrative expenses increased $4,132,308 for the three months ended June 30, 2005 and $5,291,615 for the six months ended June 30, 2005 as compared to the same periods for 2004. The increase came principally from costs associated with equity issuances to outside consultants for services rendered, to directors for serving as members of the board stock option grants to non-employees as part of their consulting agreement, penalties owed to investors for non-timely filing of a registration statement and general increases across all levels in anticipation of business growth in 2005.

An operating loss of $4,215,131 was incurred for the three months ended June 30, 2005 as compared to an operating loss of $511,194 in 2004, an increased loss of $3,703,937. For the six months ended June 30, 2005 the Company recorded an operating loss of $5,453,870 as compared to an operating loss of $622,230 for the same period in 2004, an increase of $4,831,640. The increased operating loss for the three and six month periods is primarily attributable to the aforementioned increases in expenses, lack of working capital and the cessation of marketing and operational activities as previously discussed.

The loss before income taxes was $4,499,165 and $5,895,295 for the three and six months ended June 30, 2005 compared to losses of $518,682 and $629,358 for the comparable periods in 2004. The increase is primarily the result of the aforementioned increase in operating loss.

Income tax benefit for the six months ended June 30, 2004 of $40,753 is an anticipated refund of income taxes paid for fiscal year 2003.

Net loss for the three months and six months ended June 30, 2005 amounted to $4,449,165, or $0.42 per share, and $5,895,295, or $0.65 per share, compared to
$518,682, or $0.10 per share, and $588,605, or $0.12 per share in 2004. The
$3,980,483 increase in net loss for the three months ended June 30, 2005 and the $5,306,690 increase in net loss for the six months ended June 30, 2005 is primarily attributable to the aforementioned increase in operating loss as noted above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, we had total current assets of $1,162,416, which includes a non-refundable $1,000,000 deposit related to the U.S. Mills transaction, and total current liabilities of $2,590,768, resulting in a working capital deficit of $1,428,352. We expect to be able to continue in operations about one to three months, depending on the cash requirements and how soon we can complete the U.S. Mills acquisition. We incurred significant losses and negative cash flows from operations during the first six months of 2005; however, we have been successful in obtaining cash resources through private placements, short-term loans and settling certain payables through the issuance of common stock.

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

Net cash used by operating activities was $872,708, in 2005, as compared to $499,696 in 2004 as the Company incurred significant losses during the first six months of each year. Net cash used in investing activities was $1,108,877 in 2005 as compared to $19,497 in 2004 primarily reflecting the $1,000,000 cash deposit made in 2005 as required by the U.S. Mills transaction. Net cash provided by financing activities was $1,460,000 during 2005 as compared to $511,148 in the prior year. This primarily reflects the proceeds of $1,460,000 received in 2005 from the issuance of short-term notes to $483,138 raised in 2004.

PLAN OF OPERATION

We do not have sufficient funds on hand to cover our operating overhead through the end of the third quarter of 2005. In order to satisfy our cash requirements, both now and through the end of 2005, we will have to complete the U.S. Mills acquisition and raise additional operating capital. Accordingly, in December 2004, we discontinued marketing and distribution efforts to preserve available cash and have focused our efforts on securing additional financing to complete the acquisition of U.S. Mills. In addition, we have targeted several profitable acquisition candidates in the "better for you" food and nutritional category.. Our acquisition strategy contemplates one to two additional acquisitions in 2005, subject to our ability to obtain the necessary financings and successful integration of company operations.

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

CRITICAL ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 1 to the audited financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission. We believe that the application of these policies on a consistent basis has enabled us to provide useful and reliable financial information about our operating results and financial condition.


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


During the three-month period ended June 30, 2005, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2005, the Company issued an aggregate of 950,000 shares of its common stock to several consultants for services rendered. The issuance of these securities was deemed to be exempt from registration under
Section 4(2) of the Securities Act of 1933 or Regulation D thereunder as a transaction by an issuer not involving a public offering.

Information regarding the unregistered sales of equity securities issued in connection with the Mergers described elsewhere in this report was included in the report on Form 8-K filed on October 4, 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

Not applicable

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

Not applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 15, 2005         Sunset Brands, Inc.

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