Form 10QSB/A
period 2005-06-30
Sunset Brands Inc
filed 2005-08-23
CIK 1137149

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A


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

GOING CONCERN


The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our Company as a going concern. We had a net loss of $5,895,295 for the six months ended June 30, 2005. At June 30, 2005, we had an accumulated deficit of $10,503,492 and a working capital deficit of $2,428,352. These factors raise substantial doubt as to our ability to continue as a going concern should we not be able to execute our acquisition plan.


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

LIQUIDITY AND CAPITAL RESOURCES


As of June 30, 2005, we had total current assets of $162,416, and total current liabilities of $2,590,768, resulting in a working capital deficit of $2,428,352. We expect to be able to continue in operations about one to three months, depending on the cash requirements and how soon we can complete the U.S. Mills acquisition. We incurred significant losses and negative cash flows from operations during the first six months of 2005; however, we have been successful in obtaining cash resources through private placements, short-term loans and settling certain payables through the issuance of common stock.


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




Date:  August 22, 2005         Sunset Brands, Inc.


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