Form 10QSB
period 2005-09-30
Sunset Brands Inc
filed 2005-11-21
CIK 1137149

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2005
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD From ____________ to ______________


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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 15,064,519 shares of common stock as of November 11, 2005

Transitional Small Business Disclosure Format (check one):       Yes [ ]  No [X]

                              INDEX TO FORM 10-QSB

                               SUNSET BRANDS, INC.
                    FOR THE QUARTER ENDING SEPTEMBER 30, 2005

Part I. Financial Information                                              Page

 Item 1.   Financial Statements

           Condensed Consolidated Balance Sheets
             (Unaudited) September 30, 2005 and December 31, 2004............3

           Condensed Statements of Operations (Unaudited)
                 For the Three and Nine Months Ended September 30, 2005
             and 2004........................................................4

           Condensed Statements of Cash Flows (Unaudited)
             For the Nine Months Ended September 30, 2005 and 2004...........5

           Notes to Unaudited Condensed Consolidated Financial
             Statements .....................................................6

 Item 2.   Management's Discussion and Analysis of Financial
           Condition or Plan of Operation....................................14

 Item 3.   Controls and Procedures...........................................17


Part II.  Other Information

 Item 1.   Legal Proceedings.................................................18

 Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.......18

 Item 3.   Defaults Upon Senior Securities...................................19

 Item 4.   Submission of Matters to a Vote of Security Holders...............19

 Item 5.   Other Information19

 Item 6.   Exhibits and Reports on Form 8-K..................................19

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SUNSET BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     September 30,     December 31,
                                                                        2005              2004
----------------------------------------------------------------------------------------------------
ASSETS
Current Assets
Cash                                                                          $ -         $ 521,585
Accounts receivable, net of allowance for doubtful
 accounts of $113,039 and $82,627                                               -            35,432
Other receivables                                                               -            31,054
Inventories                                                                     -             6,786
Prepaid expenses and other current assets                                  30,199            62,874
Deposit for acquisition escrow                                          1,000,000                 -
----------------------------------------------------------------------------------------------------
Total Current Assets                                                    1,030,199           657,731
Property and equipment, net of accumulated
depreciation of $15,996 and $15,042, respectively                          29,803            59,723
Deferred acquisition expenses                                             157,898            93,031
Related party receivables                                                 247,126           279,185
Escrow deposit                                                                  -           313,020
----------------------------------------------------------------------------------------------------
Total Assets                                                           $1,465,026       $ 1,402,690
----------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable                                                        $ 617,107         $ 527,726
Accrued liabilities                                                     1,072,403           284,762
Related party payable                                                     430,752                 -
Note payables, net of discount of $3,673 and $57,153                    1,121,327           212,847
Line of credit                                                                  -           221,272
----------------------------------------------------------------------------------------------------
Total Current Liabilities                                               3,241,589         1,246,607
----------------------------------------------------------------------------------------------------
Shareholders' Equity (Deficiency)
Preferred stock, Series A redeemable, convertible, par value $0.001;
10,000,000 shares authorized; 3,887,000 shares issued
and outstanding; liquidation preference of $3,498,300                     524,479           524,479
Common stock, par value $0.001; 200,000,000 shares authorized;
15,064,519 and 8,675,165 shares issued and outstanding                     15,065             8,675
Additional paid-in capital                                             11,507,686         4,540,788
Deferred compensation                                                     (71,827)         (309,662)
Accumulated deficit                                                   (13,751,966)       (4,608,197)
----------------------------------------------------------------------------------------------------
Total Shareholders' Equity (Deficiency)                                (1,776,563)          156,083
----------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity (Deficiency)                $1,465,026       $ 1,402,690
----------------------------------------------------------------------------------------------------

            The accompanying condensed notes are an integral part of
                     these unaudited financial statements.

SUNSET BRANDS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                       FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                                       Ended September 30,          Ended September 30,
                                                                   ------------  ----------    -------------- ------------
                                                                      2005         2004             2005          2004
--------------------------------------------------------------------------------------------------------------------------
                                                                   (Consolidated)(Unconsolided)(Consolidated)(Unconsolidated)
Sales                                                              $        -     $ 97,733         $ 30,128     $ 2,161,854
--------------------------------------------------------------------------------------------------------------------------
Cost of sales                                                               -      152,680           21,490     1,969,510
--------------------------------------------------------------------------------------------------------------------------
Gross Profit                                                                -      (54,947)           8,638       192,344
--------------------------------------------------------------------------------------------------------------------------
Operating expenses
Marketing, selling and distribution                                         -       86,229                -       419,782
General and administrative                                          1,526,945      193,780        6,989,453       718,318
--------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                            1,526,945      280,009        6,989,453     1,138,100
--------------------------------------------------------------------------------------------------------------------------
Operating Loss                                                     (1,526,945)    (334,956)       (6,980,815)    (945,756)
Other expenses
Interest expense                                                   (1,721,529)     (13,195)       (2,133,780)     (20,978)
Other expenses                                                              -       (4,535)         (29,174)      (10,871)
--------------------------------------------------------------------------------------------------------------------------
Loss Before Income Taxes                                           (3,248,474)    (352,686)       (9,143,769)    (977,605)
Benefit from income taxes                                                   -            -                -        25,904
--------------------------------------------------------------------------------------------------------------------------

Net Loss                                                           (3,248,474)    (352,686)       (9,143,769)    (951,701)
--------------------------------------------------------------------------------------------------------------------------

Basic and Diluted Loss Per Common Share                               $ (0.28)     $ (0.07)         $ (0.90)      $ (0.19)
--------------------------------------------------------------------------------------------------------------------------

Weighted Average Number of Common Shares Outstanding Used in
   Basic and Diluted Loss per Share Calculation                    11,792,979    5,020,658        10,125,760    5,020,658
--------------------------------------------------------------------------------------------------------------------------

            The accompanying condensed notes are an integral part of
                     these unaudited financial statements.

SUNSET BRANDS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                 For the Nine Months Ended September 30,
                                                                                           2005                 2004
-----------------------------------------------------------------------------------------------------------------------
                                                                                     (Consolidated)    (Unconsolidated)
Cash Flows from Operating Activities:
Net loss                                                                              $ (9,143,769)         $ (951,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation                                                                                 6,602               7,618
Bad debt expense                                                                            30,138               2,003
Recovery of bad debt                                                                         5,294                   -
Stock issued for services                                                                2,375,350                   -
Loss on disposal of equipment                                                               23,318                   -
Compensation from issuance of stock                                                        182,000                   -
   Compensation from vesting of stock, vesting of stock
       options and option grants to consultants                                          2,346,534                   -
   Accretion of discount on notes payable                                                  705,718                   -
   Interest added to principal                                                              43,020                   -
   Shares issued as interest expense                                                     1,320,000
Changes in operating assets and liabilities:
Accounts receivable                                                                              -             665,044
Prepaid expenses and other current assets                                                   32,675            (142,951)
Inventories                                                                                  6,786             (65,887)
Deferred taxes                                                                                   -                   -
Other receivables                                                                           31,054                   -
Accounts payablen and accrued liabilities                                                  877,023            (277,043)
Related party payables                                                                     462,811             (75,876)
Line of credit                                                                            (221,272)                  -
-----------------------------------------------------------------------------------------------------------------------
Net Cash Used by Operating Activities                                                     (916,718)           (838,793)
-----------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
Purchase of equipment                                                                            -             (28,421)
Lease deposit paid                                                                               -                   -
Deposit paid for U.S. Mills acquisition escrow                                          (1,000,000)                  -
Deferred acquisition expenses paid                                                         (64,867)                  -
-----------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                                   (1,064,867)            (28,421)
-----------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
Proceeds from notes payable - related parties                                                    -             281,721
Proceeds from exercise of stock options                                                    335,000                   -
Proceeds from note payable                                                               1,125,000             601,678
-----------------------------------------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities                                                1,460,000             883,399
-----------------------------------------------------------------------------------------------------------------------

Net Change in Cash                                                                        (521,585)             16,185

Cash at Beginning of Period                                                                521,585              19,871
-----------------------------------------------------------------------------------------------------------------------

Cash at End of Period                                                                          $ -            $ 36,056
-----------------------------------------------------------------------------------------------------------------------

Supplemental Schedule of Non Cash Investing and Financing Activities:
-----------------------------------------------------------------------------------------------------------------------
Cancellation of escrow note                                                                270,000                   -
Allocation of loan proceeds to common stock                                                652,238                   -
Cancellation of escrow shares for Low Carb acquisitions                                     57,500                   -
-----------------------------------------------------------------------------------------------------------------------

            The accompanying condensed notes are an integral part of
                     these unaudited financial statements.

                       SUNSET BRANDS, INC AND SUSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS -- The accompanying unaudited financial statements have been condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's annual financial statements included in the Company's December 31, 2004 Annual Report on Form 10-KSB. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.

USE OF ESTIMATES -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts in the financial statements and the accompanying notes. Actual results could differ from those estimates.

BUSINESS CONDITION -- Sunset's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of September 30, 2005, the Company has negative working capital of $2,211,390, an accumulated deficit of $13,751,966 and has incurred a net loss of $9,143,769 for the nine months ended September 30, 2005. These conditions raise substantial doubt about Sunset's ability to continue as a going concern.

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

BASIC AND DILUTED LOSS PER SHARE -- Basic loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss for the period by the weighted average number of common and dilutive potential common shares outstanding during the period. At September 30, 2005 and 2004 there were 3,160,870 and 0 potentially issuable common shares that were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive.

SHARE BASED COMPENSATION -- The Company accounts for its share-based compensation to employees and directors under APB 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB 25, compensation related to stock options, if any, is recorded if an option's exercise price on the grant date is less than the fair value of the Company's common stock on the grant date, and amortized over the vesting period. Compensation expense for stock awards or purchases, if any, is recognized if the award or purchase price on the measurement date is below the fair value of the Company's common stock, and is recognized on the date of award or purchase. At September 30, 2005, the Company has a share-based employee compensation plan, which is described more fully in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

                       SUNSET BRANDS, INC AND SUSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

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

The following table illustrates the effect on net loss and basic and diluted loss per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to share-based compensation.

PROFORMA NET INCOME - STOCK BASED COMPENSATION - AUDIT AND INTERIM

For the Nine Months Ended September 30,             2005           2004
-----------------------------------------------------------------------------
Net loss                                        $ (9,143,769)     $ (951,701)
As reported
Add: Total share-based compensation expense
included in reported net loss                      5,129,902               -
Less: Total share based compensation expense
determined under fair value based method          (6,832,207)              -
-----------------------------------------------------------------------------
PRO FORMA NET LOSS                              $(10,846,074)     $ (951,701)
-----------------------------------------------------------------------------
Basic and diluted net loss per common share:
  As reported                                        $ (0.90)        $ (0.19)
  Pro forma                                          $ (1.07)        $ (0.19)
-----------------------------------------------------------------------------

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

NOTE 3 -RELATED PARTY TRANSACTIONS

At September 30, 2005 and December 31, 2004, shareholders of the Company had loans outstanding with balances of $247,126 and $279,185, respectively. The loans do not carry an interest rate or repayment schedule.

At September 30, 2005, due to the foreclosure of a bank line of credit, as described in Note 4, the Company now owes a shareholder an amount equal to the collateral the shareholder paid of $221,272. Sunset and the shareholder have not agreed upon an interest rate or repayment schedule.

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

NOTE 4 - NOTES PAYABLE

On March 10, 2005, the Company received a $550,000 loan from N.Y. Holding Limited under the terms of a short-term unsecured promissory note bearing interest at an annual rate of 10% and due on the earlier of 90 days from the date of the loan, or closing of the Company's acquisition of U.S. Mills, Inc. In connection with the loan, the Company issued 250,000 shares of common stock to the lender. The Company allocated the proceeds from the issuance of the note and stock according to their relative fair values as follows: $354,839 was allocated to the stock and $195,161 to the short-term note. The amounts allocated to the common stock resulted in a discount on the note of $354,839 that was amortized over the term of the note through June 10 2005.

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

On September 30, 2005, the carrying value of the notes payable, net of discount of $3,673, was $1,125,000.

The Company is currently in default due to non-payment on all but the short-term loan from Circle Line, Inc. The Company, however, has reached verbal agreement with all of the lenders to convert the principal and interest due on these short-term loans to common stock at the closing of the U.S. Mills acquisition. In connection with the default on the New York Holding Limited note, during July, 2005 Sunset recognized as issuable 2,000,000 common shares under the default terms of the promissory note. The shares were valued at $1,320,000, or $0.66 per share based upon the value at which the shares were electronically quoted on the date of the default.

NOTE 5- COMMON STOCK

On January 18, 2005, the shareholders of Sunset approved a 1-for-2 reverse stock split. The financial statements have been retroactively restated for all periods presented for the effects of the split.

On March 10, 2005 Sunset issued an aggregate 100,000 shares to two directors for services. Of the shares issued, 25,000 shares vested on the date of issuance, and the balance vest ratably over the next eight fiscal quarters, provided the directors continue to provide services to Sunset over the vesting period. The shares had a fair value on the date of the grant of $400,000, or $4.00 per share, based upon the quoted trading value of the shares on the date of issuance. The Company recognized a charge to operations during nine months ended September 30, 2005 of $312,008 related to the vesting of the common shares.

During the nine months ended September 30, 2005, Sunset issued an aggregate 2,946,000 common shares to various service providers or directors for services valued at $2,557,350. The shares had fair values on the date of the respective grants as determined based upon the quoted trading value of the shares on the dates of issuance. The Company recognized a charge to operations during the nine months ended September 30, 2005 of $2,557,350 related to the issuance of the common shares.

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

The Company recognized compensation expense for vesting of existing stock options of $383,226 during the nine months ended September 30, 2005, in addition to the expense described above.

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

During the quarter ended September 30, 2005, the lender foreclosed on the line of credit and took the shareholder's assets guaranteeing the line of credit. The line of credit has been reclassified in the accompanying financial statements as a related party payable.
NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company abandoned an office in leased premises in Vancouver, Washington. The lease expires on October 31, 2006 and the Company is currently in default for non-payment. The remaining monthly lease payments in the amount of $73,502 have been accrued at September 30, 2005.

Rent expense charged to operations for the three and nine months ended September 30, 2005 amounted to $141,002 and $187,762, respectively.

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

Registration Rights -- Holders of the Series A preferred stock were given registration rights requiring Sunset to file a registration statement with the Securities and Exchange Commission within 60 days following the merger with Low Carb. Under the terms of the investor agreement Sunset is required to pay the investors a penalty equal to 2% of the Series A preferred purchase price, which amounts to $65,012, for each 30 day period in which Sunset fails to file the registration statement. The penalty is due in cash or shares, at the option of the investor. The Company has recognized a penalty of $643,824 through September 30, 2005 which is included in the accompanying financial statement with accrued liabilities.

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

NOTE 8 - SUBSEQUENT EVENTS

Effective November 10, 2005, the Company finalized its acquisition of U.S. Mills, Inc., ("USM") a Deleware corporation located in Needham, Massachusetts, a producer of healthy breakfast cereals and related products. Its products are primarily sold in the North Eastern part of the United States. Sunset completed the acquisition pursuant to the terms of the Amended and Restated Acquisition Agreement and Plan of Merger, from IBF Fund Liquidating LLC. Sunset acquired 100% of the outstanding equity interests of USM in exchange for total consideration valued at $20,000,000. The consideration was comprised of the following components:

1.            Aggregate cash payments of $6,000,000.
2. Series B Preferred Stock, convertible into 5,357,142 common shares, together with warrants to purchase 4,200,000 shares of common stock at an exercise price of $0.70 per share through 2015. The series B Preferred stock has a stated value and a liquidation value of $3,000,000.
3.            Senior subordinated $1,000,000 note payable to IBF. 4.
              Subordinated $5,000,000 note payable to IBF.
5. Secured convertible $5,000,000 12% debenture, together with warrants to purchase 2,173,913 shares of common stock at an exercise price of $0.46 per share through 2015.

The amount of series B preferred stock given in consideration was subject to adjustment based upon the amount by which working capital of USM exceeded, or was short of $750,000 on the date of the acquisition. Cash and a portion of the series B preferred shares with an aggregate value of $2,500,000 were retained in escrow to fund the working capital adjustment and to fund certain IBF indemnification obligations.

Concurrent with the acquisition of USM, the Company entered into an investor rights agreement under which the Company is required to register for resale with the U.S. Securities and Exchange Commission the shares into which the Preferred Stock and convertible debenture is convertible, and to pay the costs of the registration.

Further, the Investor Rights Agreement provides for the repurchase by the Company of the Series B Preferred Stock and cancellation of all or part of the warrants in certain circumstances. Specifically, the Company may, repurchase from the Purchaser the shares of Series B Preferred Stock issued in connection with the Merger at any time. The repurchase price for all Series B Preferred Stock issued to Purchasers in the Merger will be $3,000,000 plus any accrued dividends. In the event the Company does not repurchase the Series B Preferred Stock prior to November 10, 2006, the Company is required to pay premiums either in cash or in additional shares of Series B Preferred Stock. Those premiums accrue on a quarterly basis and at a rate so that the annual dividend rate payable on the Series B Preferred Stock when added to the annual premium equals 8%, 14% and 20% in one, two and three years from the merger date, respectively.

In order to fund the cash portion of the purchase, and to provide working capital, Sunset entered into a three-year, secured, revolving and term loan agreement with Capital Source Finance LLC. The loan agreement provides for a $3,500,000 term loan and a $3,000,000 revolving loan to USM. The loans are secured by substantially all the assets of USM, are guaranteed by the Company, and are due in full on November 10, 2008.

Amounts available for advance to the Company under the revolving loan are limited to a borrowing base calculation in which inventory and receivables are the primary factors. The revolving loan bears interest at the prime rate plus 1%, with a minimum annual prime rate of 6.75%. Interest payments are due monthly. The Company is obligated to pay an additional fee equal to 0.021% per month of the amount the average loan balance is below $3,000,000 and a management fee of 0.0625% of the maximum revolving loan amount. The Company is required under the terms of the loan agreement to maintain a lock box whereby all payments and collections received on the USM accounts receivables are applied to the revolving loan.

The term loan bears interest at the prime rate plus 4%, with that minimum prime rate equal to 6.75%. Interest payments are due monthly. Principal payments of $33,333 are due monthly through the end of the loan term, beginning December 1, 2005.

Concurrent with the acquisition of USM, the Company entered into an invenstor rights agreement under which the Company is required to register for resale with the U.S. Securities and Exchange Commission the shares into which the Preferred Stock is convertible to pay the costs of the registration.

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

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our Company as a going concern. We had a net loss of $9,143,769 for the nine months ended September 30, 2005. At September 30, 2005, we had an accumulated deficit of $13,751,966 and a working capital deficit of $2,211,390. These factors raise substantial doubt as to our ability to continue as a going concern should we not be able to execute our acquisition plan. (See Note 8 - Subsequent Events for information on the U.S. Mills acquisition)

The application of the going concern concept is dependent upon our ability to receive continued financial support from external investors and attain profitable operations through our acquisition strategy. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Management plans to obtain equity and debt financing from external investors and to actively pursue profitable acquisitions.

There can be no assurance that management's plan will be successful. Failure to obtain the support of additional external investors to finance our acquisition strategy will impair our ability to continue as a going concern.

RESULTS OF OPERATIONS
Comparison of the three and nine months ended September 30, 2005 and 2004

For the three months ended September 30, 2005, the Company recorded sales no net sales as compared to net sales of $97,733 for 2004. Net sales for the nine months ended September 30, 2005 were $30,128 as compared to $2,161,854 for the comparable period in 2004. The decrease for the three and nine month periods reflects the temporary suspension of marketing and operational activities in December 2004 due to a lack of working capital and the unexpected downturn in demand for low carb food products beginning during the second quarter of 2004. Net sales for the first quarter of 2004, were favorably impacted by the demand for product created, in part, by the low carb "diet craze".

Gross profit for the three months ended September 30, 2005 was $0 as compared to a negative gross profit of $54,947 in 2004. Gross profit for the nine months ended September 30, 2005 was $8,638 as compared to $192,344, 8.9% of net sales, in 2004. Gross profit was significantly below 2004 as a result of the aforementioned decrease in net sales for 2005 noted above.

Marketing, selling and distribution expenses for the three and nine months ended September 30, 2005 were $0 as compared to $86,229 and $419,782 for the comparable periods of 2004. This reflects the temporary suspension of marketing and operational activities in December 2004 in order to preserve working capital. Marketing, selling and distribution expenses were 88.2% and 19.4% of net sales for the three and nine months ended September 30, 2004.

General and administrative expenses increased $1,333,165 for the three months ended September 30, 2005 and $6,271,135 for the nine months ended June 30, 2005 as compared to the same periods for 2004. The increase came principally from costs associated with equity issuances to outside consultants for services rendered, to directors for serving as members of the board stock option grants to non-employees as part of their consulting agreement, penalties owed to investors for non-timely filing of a registration statement and general increases across all levels in anticipation of business growth in 2005.

An operating loss of $1,526,945 was incurred for the three months ended September 30, 2005 as compared to an operating loss of $334,956 in 2004, an increased loss of $1,191.989. For the nine months ended September 30, 2005, the Company recorded an operating loss of $6,980,815 as compared to an operating loss of $945,756 for the same period in 2004, an increase of $6,035,059. The increased operating loss for the three and nine month periods is primarily attributable to the aforementioned increases in expenses, lack of working capital and the cessation of marketing and operational activities as previously discussed.

The loss before income taxes was $3,248,474 and $9,143,769 for the three and nine months ended September 30, 2005 compared to losses of $352,686 and $977,605 for the comparable periods in 2004. The increase is primarily the result of the aforementioned increase in operating loss.

Income tax benefit for the nine months ended September 30, 2004 of $25,904 is an anticipated refund of income taxes paid for fiscal year 2003.

Net loss for the three months and nine months ended September 30, 2005 amounted to $3,248,474, or $0.28 per share, and $9,143,769, or $0.90 per share, compared to $352,686, or $0.07 per share, and $951,701, or $0.19 per share in 2004. The
$2,895,788 increase in net loss for the three months ended September 30, 2005 and the $8,190,068 increase in net loss for the nine months ended September 30, 2005 is primarily attributable to the aforementioned increase in operating loss as noted above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, we had total current assets of $1,030,199, which includes a non-refundable $1,000,000 deposit related to the U.S. Mills transaction, and total current liabilities of $3,241,589, resulting in a working capital deficit of $2,211,390. We expect to be able to continue in operations about one to three months, depending on the cash requirements and how soon we can complete the U.S. Mills acquisition. (See Note 8 - Subsequent Events for information on the U.S. Mills acquisition) We incurred significant losses and negative cash flows from operations during the first nine months of 2005; however, we have been successful in obtaining cash resources through private placements, short-term loans and settling certain payables through the issuance of common stock.

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

Net cash used by operating activities was $916,718, in 2005, as compared to $838,793 in 2004 as the Company incurred significant losses during the first nine months of each year. Net cash used in investing activities was $1,064,867 in 2005 as compared to $28,421 in 2004 primarily reflecting the $1,000,000 cash deposit made in 2005 as required by the U.S. Mills transaction. Net cash provided by financing activities was $1,460,000 during 2005 as compared to $883,399 in the prior year. This primarily reflects the proceeds of $1,125,000 received in 2005 from the issuance of short-term notes compared to $601,678 raised in 2004.

PLAN OF OPERATION

We do not have sufficient funds on hand to cover our operating overhead through the end of the fourth quarter of 2005. In order to satisfy our cash requirements, both now and through the end of 2005, we will have to complete the U.S. Mills acquisition and raise additional operating capital. (See Note 8 - Subsequent Events for information on the U.S. Mills acquisition) Accordingly, in December 2004, we discontinued marketing and distribution efforts to preserve available cash and have focused our efforts on securing additional financing to complete the acquisition of U.S. Mills. In addition, we have targeted several profitable acquisition candidates in the "better for you" food and nutritional category. Our acquisition strategy contemplates one to two additional acquisitions in 2005, subject to our ability to obtain the necessary financings and successful integration of company operations.

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

During the three-month period ended September 30, 2005, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

AdGroup. Ad Group, Inc. vs. Low Carb Creations, Inc. is an action brought in the Circuit Court of the State of Oregon for Lane County in April 2005. The amount claimed in litigation is $36,769 for unpaid amounts due them. The Company is in the process of responding to the action.

Puentes Brothers vs. Low Crab Creations, Inc. is an action brought in the Circuit Court of the State of Oregon for Marion County in April 2005. The amount claimed in litigation is $27,266 for unpaid amount due them.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2005, the Company issued an aggregate of 950,000 shares of its common stock to several consultants for services rendered. The issuance of these securities was deemed to be exempt from registration under
Section 4(2) of the Securities Act of 1933 or Regulation D thereunder as a transaction by an issuer not involving a public offering.

Information regarding the unregistered sales of equity securities issued in connection with the Mergers described elsewhere in this report was included in the report on Form 8-K filed on October 4, 2004.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
        Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER
        Not applicable

ITEM 5.  OTHER INFORMATION
        Not applicable

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



Date:  November 14, 2005       Sunset Brands, Inc.

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