Form 10QSB/A
period 2005-09-30
Sunset Brands Inc
filed 2005-11-22
CIK 1137149

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 TO
                                  FORM 10-QSB/A




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

 Item 3.   Defaults Upon Senior Securities...................................19

 Item 4.   Submission of Matters to a Vote of Security Holders...............19

 Item 5.   Other Information19

 Item 6.   Exhibits and Reports on Form 8-K..................................19

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SUNSET BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                     September 30,     December 31,
                                                                        2005              2004
----------------------------------------------------------------------------------------------------
ASSETS
Current Assets
Cash                                                                   $        -         $ 521,585
Accounts receivable, net of allowance for doubtful
 accounts of $113,039 and $82,627                                               -            35,432
Other receivables                                                               -            31,054
Inventories                                                                     -             6,786
Prepaid expenses and other current assets                                  30,199            62,874
Deposit for acquisition escrow                                          1,000,000                 -
----------------------------------------------------------------------------------------------------
Total Current Assets                                                    1,030,199           657,731
Property and equipment, net of accumulated
depreciation of $15,996 and $15,042, respectively                          29,803            59,723
Deferred acquisition expenses                                             157,898            93,031
Related party receivables                                                 247,126           279,185
Escrow deposit                                                                  -           313,020
----------------------------------------------------------------------------------------------------
Total Assets                                                           $1,465,026       $ 1,402,690
----------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable                                                        $ 617,107         $ 527,726
Accrued liabilities                                                     1,072,403           284,762
Related party payable                                                     430,752                 -
Note payables, net of discount of $3,673 and $57,153                    1,121,327           212,847
Line of credit                                                                  -           221,272
----------------------------------------------------------------------------------------------------
Total Current Liabilities                                               3,241,589         1,246,607
----------------------------------------------------------------------------------------------------
Shareholders' Equity (Deficiency)
Preferred stock, Series A redeemable, convertible, par value $0.001 per share;
10,000,000 shares authorized; 3,887,000 shares issued
and outstanding; liquidation preference of $3,498,300                     524,479           524,479
Common stock, par value $0.001 per share; 200,000,000 shares authorized;
15,064,519 and 8,675,165 shares issued and outstanding                     15,065             8,675
Additional paid-in capital                                             11,507,686         4,540,788
Deferred compensation                                                     (71,827)         (309,662)
Accumulated deficit                                                   (13,751,966)       (4,608,197)
----------------------------------------------------------------------------------------------------
Total Shareholders' Equity (Deficiency)                                (1,776,563)          156,083
----------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity (Deficiency)                $1,465,026       $ 1,402,690
----------------------------------------------------------------------------------------------------

            The accompanying condensed notes are an integral part of
                     these unaudited financial statements.

SUNSET BRANDS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                       FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                                       Ended September 30,          Ended September 30,
                                                                   ------------  ----------    -------------- ------------
                                                                      2005         2004             2005          2004
--------------------------------------------------------------------------------------------------------------------------
                                                                   (Consolidated)(Unconsolided)(Consolidated)(Unconsolidated)
Sales                                                             $         -     $ 97,733       $   30,128   $ 2,161,854
--------------------------------------------------------------------------------------------------------------------------
Cost of sales                                                               -      152,680           21,490     1,969,510
--------------------------------------------------------------------------------------------------------------------------
Gross Profit                                                                -      (54,947)           8,638       192,344
--------------------------------------------------------------------------------------------------------------------------
Operating expenses
Marketing, selling and distribution                                         -       86,229                -       419,782
General and administrative                                          1,526,945      193,780        6,989,453       718,318
--------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                            1,526,945      280,009        6,989,453     1,138,100
--------------------------------------------------------------------------------------------------------------------------
Operating Loss                                                     (1,526,945)    (334,956)       (6,980,815)    (945,756)
Other expenses
Interest expense                                                   (1,721,529)     (13,195)       (2,133,780)     (20,978)
Other expenses                                                              -       (4,535)         (29,174)      (10,871)
--------------------------------------------------------------------------------------------------------------------------
Loss Before Income Taxes                                           (3,248,474)    (352,686)       (9,143,769)    (977,605)
Benefit from income taxes                                                   -            -                -        25,904
--------------------------------------------------------------------------------------------------------------------------

Net Loss                                                          $(3,248,474)   $(352,686)      $(9,143,769) $  (951,701)
--------------------------------------------------------------------------------------------------------------------------

Basic and Diluted Loss Per Common Share                           $     (0.28)   $   (0.07)      $     (0.90) $     (0.19)
--------------------------------------------------------------------------------------------------------------------------

Weighted Average Number of Common Shares Outstanding Used in
   Basic and Diluted Loss per Share Calculation                    11,792,979    5,020,658        10,125,760    5,020,658
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



NOTE 9 - SUBSEQUENT EVENTS


Modification of Series A Terms and Registration Rights -- Holders of the Series A Preferred Stock were given registration rights requiring Sunset to file a registration statement with the Securities and Exchange Commission within 60 days following the merger with Low Carb. Under the terms of the investor agreement Sunset was required to pay the investors a penalty equal to 2% of the Series A preferred purchase price, which amounts to $65,012, for each 30 day period in which Sunset fails to file the registration statement. The penalty is due in cash or shares, at the option of the investor. The Company has recognized a penalty of $643,824 through September 30, 2005 which is included in the accompanying financial statement with accrued liabilities.

Holders of Series A Preferred Stock could require that Sunset redeem their shares in the event that Sunset completes one or more financing transactions in the form of sales of convertible debt or equity, resulting in gross proceeds to Sunset of at least $7 million. Because the redemption right is dependent upon the occurrence of future financing and upon the holders of the Series A preferred stock not converting their shares, it is considered to be a contingent redemption right and the Series A Preferred Stock is considered to be a component of stock holders' equity.

During October 2004, Sunset obtained waivers from the holders of the Series A Preferred Stock with respect to the registration rights and related penalties and the contingent redemption in exchange for Sunset's modification of number of shares into which the Series A preferred is convertible. Under the terms of the waivers, the Series A preferred stock will be convertible into shares of the Company's common stock at a rate of $0.70 per share. Additionally, warrants issued concurrent with the Series A preferred stock were modified to be exercisable at $1.03, $0.93 and $0.84 per share.


Purchase of U.S. Mills
----------------------
Effective November 10, 2005, the Company finalized its acquisition of U.S. Mills, Inc., ("USM") a Deleware corporation located in Needham, Massachusetts, a producer of healthy breakfast cereals and related products. Its products are primarily sold in the North Eastern part of the United States. Sunset completed the acquisition pursuant to the terms of the Amended and Restated Acquisition Agreement and Plan of Merger, from IBF Fund Liquidating LLC. Sunset acquired 100% of the outstanding equity interests of USM in exchange for total consideration valued at $20,000,000. The consideration was comprised of the following components:

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


The amount of Series B Preferred Stock given in consideration was subject to adjustment based upon the amount by which working capital of USM exceeded, or was short of $750,000 on the date of the acquisition. Cash and a portion of the Series B Preferred Stock with an aggregate value of $2,500,000 were retained in escrow to fund the working capital adjustment and to fund certain IBF indemnification obligations.

Concurrent with the acquisition of USM, the Company entered into an investor rights agreement under which the Company is required to register for resale with the U.S. Securities and Exchange Commission the shares into which the Series B Preferred Stock and convertible debenture is convertible, and to pay the costs of the registration.

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