Form 10KSB
period 2005-12-31
Sunset Brands Inc
filed 2006-04-26
CIK 1137149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(MARK ONE)

| X |	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

OR

| |	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   X    NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form 10-KSB, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [X]

The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked price of the common stock as of March 31, 2006, was $13,067,706.

The Registrant’s revenues for its most recent fiscal year were $2,185,770.

There were 22,333,879 shares of the Registrant’s Common Stock outstanding as of March 31, 2006.

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

Since the return of assets to Mr. Steve Madsen, Sunset was an inactive public company until the completion of the Sunset Merger and the LCC Merger in October 2004. Following the Sunset Merger and the LCC Merger, Sunset's current business intends to capitalize on the fast growing demand for healthy, better for you foods and beverages that has resulted from the increased popularity of these items in everyday diets. It is Sunset's goal to become a category leader in this field through both the introduction of new product lines, as well as, the acquisition of additional healthy, better for you brands and/or companies. Sunset's initial entry into this category was through the acquisition of Low Carb Creations, Inc. (“Low Carb”) in October 2004. Low Carb has been a marketer of sweet and savory products for consumers interested in maintaining a low carbohydrate, healthy life style. Low Carb has provided development, distribution and consulting services related to low carbohydrate foods throughout the Untied States and Canada. During December 2004, Low Carb discontinued its active pursuit of its low carbohydrate business due to an inability to distribute its products. Although there can be no assurances that Sunset will be successful in its business plan, Sunset believes that it has positioned itself to begin its acquisition program and eventually become a leader in the healthy, better for you food and beverage industry.

U.S. Mills Acquisition

On November 10, 2005, Sunset acquired U.S. Mills, Inc. (“US Mills”) pursuant to an Amended and Restated Acquisition Agreement and Plan of Merger by which US Mills merged with a wholly-owned subsidiary of Sunset. As consideration for the acquisition, IBF Fund Liquidating LLC, (“IBF”) a Delaware limited liability company and the holder of the outstanding capital stock of US Mills, received the following: (i) $5,000,000 in cash (in addition to $1,000,000 in cash that US Mills had received on May 19, 2005 from Sunset) of which $4,851,000 was used to repay US Mills’ outstanding indebtedness for borrowed money including debt to IBF and its affiliates, (ii) 321,429 shares of Sunset's Series B Preferred Stock which are convertible into 5,357,142 shares of common stock at an initial conversion price of $0.56 per share, with warrants to purchase an additional 4,200,000 shares of the Company's common stock at $.70 per share, such Series B Preferred Stock being subject to a three-year lock-up (iii) a Senior Subordinated Note in the original principal amount of $1,000,000 from the Company to IBF, (iv) a Subordinated Note in the original principal amount of $5,000,000 from the Company to IBF, and (v) a 12% Secured Convertible Debenture in the original principal amount of $5,000,000 with warrants to purchase the Company's common stock.

On November 10, 2005, the Company, as guarantor, entered into a Revolving Credit, Term Loan, and Security Agreement (the "Credit Agreement") with Capital Source Finance LLC, a Delaware limited liability company, as lender, and US Mills, the Company's wholly-owned subsidiary, as borrower. Pursuant to the Credit Agreement, the Lender agreed to make available to USM a revolving credit facility in the maximum principal amount of $3,000,000 and a term loan in the maximum principal amount of $3,500,000. The collateral for the payment of all amounts due under the Credit Agreement consists of substantially all of the assets of US Mills. A significant portion of the proceeds of the Credit Agreement were used to refinance the obligations and indebtedness of USM in connection with the Merger discussed above. The Credit Agreement terminates and all amounts outstanding thereunder shall be due and payable in full three years from November 10, 2005. Upon the occurrence of an event of default under the Credit Agreement, the Company may become directly liable for US Mills' obligations under the Credit Agreement.

Following the US Mills acquisition, Sunset intends to capitalize on what we perceive as a growing demand for healthier foods and beverages. It is Sunset's goal to become a category leader in this field through both the introduction of new product lines, as well as, the acquisition of existing product lines or companies. Although there can be no assurances that Sunset will be successful in its business plan, Sunset believes that through US Mills and its management team, as well as the additional management resources that Sunset intends to add, Sunset will be well-positioned to emerge as a leader in the nutritional food and beverage industry.

US Mills is a leading independent branded consumer marketer of natural, organic and specialty ready-to-eat cereals, hot cereals, cookies and crackers. The Company markets five established brands - Uncle Sam Cereal, Erewhon, New Morning, Farina and Skinner’s Raisin Bran - in all 50 states, Canada and Puerto Rico. The brands are sold through supermarkets, mass merchandisers, wholesale grocers, natural food distributors and specialty food distributors.

The original US Mills was founded in Omaha as a manufacturer of ready-to-eat breakfast cereals. The company’s first product, Uncle Sam Cereal™, was introduced in 1908 as “the food for health” and continues to occupy a unique niche in the marketplace today. In 1926 U.S. Mills began producing Skinner’s Raisin BranTM, America’s first raisin bran, for another company. US Mills later acquired the marketing rights to Skinner’s Raisin Bran under a 20-year renewable license.

Erewhon, Inc. was established in Boston in 1966 and was a pioneer in the “natural food” category. The ErewhonTM brand name is well known among natural food consumers, and its products are recognized for their purity and quality. In 1986, Erewhon acquired US Mills; the combined entity retained U.S. Mills as its corporate name and the ErewhonTM brand name as its line of organic and natural foods.

In 2000, US Mills acquired New Morn, Inc., and the New MorningTM brand of ready-to-eat organic food cereals. In 2001, US Mills acquired Holden Foods, Inc., and the FarinaTM brand, originally introduced by Pillsbury in 1898.

U.S. Mills Products and Brands

U.S. Mills currently markets products under the following brands:

Whole grain wheat flakes and flaxseed 2 varieties of ready-to-eat cereals and 1 instant oatmeal Natural, high fiber, low sodium, low glycemic

Hot wheat cereal Fat-free, no salt added, no added sweeteners

12 ready-to-eat cereals, 5 instant oatmeals and 3 quick cooking hot cereals Natural, organic, gluten-free, wheat-free, no salt added, fat-free, high fiber

11 ready-to-eat cereals, 2 varieties of graham crackers and 5 varieties of cookies and crackers Natural, organic, wheat-free, low sodium, low fat, high fiber

Whole grain raisin bran Low fat, low sodium, high fiber

U.S. Mills launched several new products in the fall of 2003 including: Uncle Sam® Cereal with Mixed Berries, Uncle Sam® Instant Oatmeal, Erewhon® Crispy Brown Rice with Mixed Berries, New Morning™ Frosted Corn Flakes with Strawberries, three varieties of New Morning cookies and two Mini-bite varieties. In the fall of 2004 the Company introduced two varieties of Uncle Sam Cereal bars along with a new Erewhon instant oatmeal.

Uncle Sam® Cereal - The Uncle Sam® Cereal product line is made up of two ready-to-eat cereals and an instant oatmeal. In October 2004, the Company extended the line by introducing two varieties of cereal bars. Uncle Sam® Cereal’s blend of whole grain wheat flakes and flaxseed has an exceptional nutritional profile supporting health claims of high fiber, low sodium, no added sugar and whole grains. Because of its nutritional profile, it is recommended by physicians, dietitians, physical fitness trainers and other health professionals and in 2003 was recommended in the best selling diet book The South Beach Diet.

Uncle Sam® Cereal has distribution in almost all natural food stores, but most of its volume is distributed through mass merchandisers and supermarkets where it has approximately 70% "all-commodity-volume" (“ACV”) distribution. The brand has seen dramatic growth over the past few years, driven by a targeted marketing plan to dietitians and from its inclusion in diet books.

Farina® - Farina® is the # 2 selling hot wheat cereal in the United States and U.S. Mills's oldest brand, dating back to 1898 when Pillsbury first introduced it, over a 100 years ago. The product is fat free, salt free and contains no sugar. Farina® enjoys an established position in the hot cereal category with its high brand awareness and consumer loyalty. Farina® has a loyal customer base that recognizes the brand for its “good for you” image, quality and taste. Farina is predominantly a regional brand with a strong presence in the Northeast, Midwest, Southeast and Puerto Rico. The product is distributed primarily through supermarkets. U.S. Mills has expanded the distribution of Farina® to most key natural food distributors since it acquired the brand in 2001.

Erewhon® - The Erewhon® product line consists of ready-to-eat cereals, instant oatmeals and quick cooking hot cereals. The products are organic and use no artificial flavors or colors, no preservatives, no hydrogenated or solvent extracted oils, no refined flours and no cane sweeteners. The Erewhon® product line is formulated and targeted to the committed natural food consumer, manufactured by certified organic factories and its ingredient profile is consistent with the needs of the most demanding natural foods consumer. Erewhon® products are sold almost exclusively to natural food distributors who, in turn, distribute to natural food stores or nutritional sections of supermarkets nationwide. Erewhon® has both the best selling organic crispy rice cereal line and the best selling organic raisin bran in the natural cereal category. We plan to build the brand by introducing new products that meet consumers’ tastes and nutritional profiles. In 2003, U.S. Mills introduced one new Erewhon® cereal, Erewhon® Crispy Brown Rice with Mixed Berries. U.S.Mills is in the process of introducing another in the fourth quarter of 2004, Erewhon® Instant Oatmeal Variety Pack.

New Morning™ - The New Morning™ product line consists of ready-to-eat cereals, instant oatmeals and cookies and crackers. The product line is targeted to natural food consumers and is natural, organic, wheat-free, low in fat and high in fiber. New Morning™ graham crackers are the leading selling organic graham crackers on the market. In 2003, the company introduced three new varieties of GrahamWiches (graham sandwich cookies) and two new varieties of MiniBites (bite size graham snacks). New Morning products are sold almost exclusively to natural food distributors who, in turn, distribute to natural food stores or nutritional sections of supermarkets nationwide.

Skinner’s Raisin Bran® - Skinner’s Raisin Bran® was America’s first raisin bran, introduced in 1926. The product is distinctly different from other raisin brans because of its traditional whole grain wheat flakes. This distinction has translated into a high degree of customer loyalty. Skinner’s is sold primarily through the US mass-market channel (supermarket chains and wholesale grocers) on a regional basis (Southeast and South Central). Because of competition and slotting allowances, management has elected to harvest the brand, and therefore is providing it with minimal sales promotional support.

Distribution of U.S. Mills Products

U.S. Mills’ brands appeal to a wide range of consumers and are marketed through all of the major channels of distribution, including supermarket chains, wholesale grocers, mass merchandisers, natural food distributors and specialty food distributors. The company’s products are sold in all 50 states and Canada, with Farina® having significant market penetration in Puerto Rico. A small amount of volume comes from sales in Asia and the Middle East.

Each brand employs a different distribution strategy. Uncle Sam® Cereal has the most diversified distribution, with approximately 60% of sales being generated through supermarket chains, wholesale grocers and mass merchandisers, and the balance through natural food and specialty food distributors. Farina® and Skinner’s® are sold almost exclusively through supermarket chains, wholesale grocers and mass merchandisers. Erewhon® and New Morning™ are primarily distributed through natural food and specialty food distributors.

U.S. Mills Manufacturing

All of U.S. Mills' products are produced by independent food manufacturers using proprietary formulations and specifications controlled by U.S. Mills. Additionally, the co-packers producing the Erewhon® and New Morning™ products are certified organic manufacturers. US Mills utilizes multiple co-packers for its products, and in most instances, utilizes or has identified reliable alternative suppliers. This allows US Mills to monitor costs, as well as provide backup, should additional or alternative capacity be needed.

Marketing/Sales Promotion

U.S. Mills’ sales promotion efforts primarily focus on the trade, and secondarily consists of in-store promotional activities such as merchandising allowances, co-op advertising, in store sampling and scan downs. Natural food consumers are life-style/affinity based consumers, inspired by a variety of reasons, from personal health to more global environmental concerns.

U.S. Mills' marketing and advertising efforts have been targeted to dietitians, distributors and natural food retailers. Most advertising has been done through trade magazines and secondarily in consumer publications directed to natural product consumers. U.S. Mills also participates in trade shows throughout the year. In recent years, the company has timed its new product introductions to coincide with the Natural Products Expo East trade show in Washington, D. C.

U.S. Mills recently retained two independent firms to conduct consumer research (a purchaser study and an awareness study) for the Uncle Sam Cereal brand. Based upon the initial results of the research, the Company plans to develop a consumer marketing program to help fuel the continued growth of Uncle Sam Cereal. The Company plans to launch the consumer marketing program in the fourth quarter of 2006.

Customers

U.S. Mills sells its products directly to leading supermarkets, mass merchandisers, wholesale grocers, natural food distributors and specialty food distributors. No single customer accounted for more than 10% of sales in 2005.

Sunset's Ongoing Business Strategy

It is Sunset's objective to become a leading producer of nutritious food products in selected market segments. Although there can be no assurances as to the ultimate success of Sunset in attaining this goal, the elements of Sunset's business strategy are expected to be:

•	Expansion of market presence through acquisitions in addition to new product introductions.
•	Establish nationwide in-store partnership programs with leading retailers
•	Increase market presence through in-house and on-site sales efforts and related marketing
•	Maximize cost efficiencies through outsourcing

Acquisition Strategy

Sunset believes that a key element of success in the market for nutritious food products relates to the breadth of product offerings. A comprehensive product suite, instead of isolated product lines, will increase Sunset's ability to establish and expand retail and distributor relationships and shelf space in retail outlets. Sunset intends to expand its product offerings through U.S. Mills' traditional product development efforts as well as through acquisition of additional product lines and companies. In this manner, Sunset hopes to be able to offer a diversified portfolio of nutritious food products within its targeted markets which would, in turn, enable it to establish a greater market presence with regional and national retail chains.

Our acquisition strategy contemplates one or two additional acquisitions in 2006, subject to our ability to obtain the necessary financings and successful integration of company operations. We intend to acquire products from localized food manufacturing operations, and then mobilize integrated retail teams from the point of purchase, product rollout, and through ongoing operations. See “RISK FACTORS - Risks Related to Acquisition Strategy.

Retail Strategy

Our goal is to develop nationwide in-store partnership programs with leading retailers of food and beverage products. The objective is to provide a suite of healthy products that meet the comprehensive demands for the health-conscious consumer. Rather than marketing individual products, we believe that presenting the consumer with a consistent, easy-to-shop section at various retail store locations is a critical element to ultimate success.

Sunset will attempt to establish and expand relationships with leading retailers in order to create a category leadership position in the nutritious food marketplace by leveraging existing retail distribution outlets and a suite of quality, satisfying healthy products. Sunset expects to focus its sales and marketing efforts around the key trade channels listed below:

Supermarket	Mass Merchandisers	Chain Drug
Club Store	Convenience	Gym/Health Stores
Food Service	Vending	Schools
Military	Export

Given that each major retail channel appeals to various, sometimes overlapping, consumer needs, Sunset expects to prioritize its retail efforts among the following:

Supermarket. This channel offers the largest market for nutritious products as consumers tend to purchase a substantial portion of their food products from retail grocery stores and chains.

Club Store. This channel can serve as a low-cost method of distributing products to offices and businesses. Additionally, it can provide a cost-effective, broad-based sampling venue via in-house demonstrations to consumers.

Convenience. This channel typically carries high-carb, high-sugar, fat-laden products, Sunset believes that these stores have, to date, been underutilized and ignored as a potential outlet for healthful product offerings. As a result, Sunset believes there is an opportunity to take a leadership position in this underdeveloped retail segment.

Food Service. Sunset believes that the desire to providing healthy, on-site options to the work dining experience provides a potential sales channel opportunity for Sunset.

Sales and Marketing Strategy

Sunset intends to devote significant resources to both in-house and on-site sales efforts in order to expand both the number of customers and retail channels as well as product placement and shelf space within such channels. In this regard, we expect to put in place an in-house sales team to establish relationships with potential distributors and retailers. This sales staff will attempt provide clear insight into the business opportunity available to distributors and retailers and potential methods of addressing their nutritious product presentations. Sales penetration strategies will vary from channel to channel but Sunset's sales team is expected to include an account specific executive.

Sunset expects to employ a strategic category management approach in sales planning and presentation. Sunset will adhere to the key principles of category management with specific attention to SKU rationalization. SKU rationalization is the self-policing of individual product lines. Sunset expects to work closely with retail partners to recommend products that “sell” in sufficient quantities to justify space allocation requirements. Through effective consumer focus group feedback and SKU management, Sunset will attempt to keep its product line current and appealing to consumers. Sunset expects to assist its retailers in effectively organizing its product categories in accordance with the following four key retail market drivers:

Shelf Space. Retailers must determine the appropriate amount of shelf space to allocate to each specific category within the store and the most effective position, based on traffic flow, in which to place each specific category. Sunset will offer recommendations to assist the retailer in optimizing not only the amount of section footage to allocate to nutritious products, but also the most effective category adjacencies with which to maximize exposure, cross-merchandising and overall store profitability.

Merchandising. Proper merchandising is a key element to providing maximum exposure to any brand. Merchants focus on effective shelf and display merchandising in order to yield increased shopping basket size. Placing complementary items in close proximity encourages the shopper to buy similar items, increasing basket size and the average sale. Sunset expects that by offering a comprehensive assortment of nutritious products it will be able to compliment existing product merchandising at the store location.

Promotional Programs. We believe Sunset can generate strong periodic sales growth through an effective promotional strategy. Through a combination of advertising, display and price reduction, Sunset believes it has the potential to generate significant increase in sales volumes during promotional periods. Promotional programs tend to sustain higher intermediate to long-term sales volume rates due to the trail generated from effective promotions. We expect to allocate significant market development funds in order to efficiently and effectively promote Sunset and its products during key thematic event periods throughout the year. We also intend to equip our retail staff with key sales intelligence in order to maximize display during promotional periods. Field teams will conduct ongoing market checks to ensure that headquarter approved programs are indeed being executed at retail stores.

Spacing. Sunset's retail representatives will attempt to ensure that its products are arranged in accordance with the approved plan-o-gram (POG) models. One key objective of Sunset's planned retail compliance check will be to maximize “speed to shelf” on approved new items.

Distribution. While retailers alert their stores to newly authorized items, slashed store-level labor budgets have reduced the odds that POG changes will be fully executed by store personnel. Distribution is often overlooked during the sales process as companies are satisfied to secure retailer headquarters authorization. However, product will not successfully reach shelves without effective, periodic store-level compliance. In anticipation of this hurdle, Sunset expects that its field teams will conduct retail store compliance calls to avoid this distribution pitfall and in order to assure that our product introductions reach their intended shelf position. Frequent store-level compliance checks will enable Sunset to stay current on trends that may impact future channel direction decisions. Sunset expects to supplement and complement its in-house sales efforts through on-site sales personnel who will attempt to assure maximization of Company sales at selected retailers.

Sunset expects to expand its marketing expenditures in an effort to increase consumer and retailer awareness and brand identification. Marketing tactics are expected to include one or more of the following:

Billboards. Billboard advertising will offer Sunset the opportunity to gain exposure to consumers at reasonable costs. Billboard exposure will be designed to ensure that consumers become aware of Sunset and its products. On a cost per view basis this is one of the most economical methods of gaining exposure.

Drive-time Radio Advertisement. This will compliment any billboard advertisement program. Morning and evening drive time radio would provide Sunset the advertisement platform on which to generate product awareness and brand-name recognition.

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

Field Marketing. Field marketing programs are expected to include (i) direct to consumer marketing designed to gain trial, quantitative market research (consumer reaction to product) database of trial consumers and retailer promotional programs that will encourage repurchase, (ii) ethnic marketing specifically targeting a variety of ethnic groups, and (iii) consumer education regarding the benefits of a healthy diet and products that can be delivered to consumers via a retail face-to-face interaction, printed collateral and training programs tied into dietary events.

Outsource Strategy Today, the global outsource market is estimated at $400 billion and growing rapidly. Utilization of outsourced experts is a widely accepted business practice across a variety of industries. Benefits that are derived from outsourcing partners includes reduced costs, improved productivity, state of the art technology, industry and service expertise, infrastructure and speed to market. Sunset will determine the most effective provider to implement our marketing and merchandising strategies. These groups will have core competencies and proven expertise in key areas of service. Sunset expects to recruit, hire, train and manage these outsourced providers. See “RISK FACTORS -- Risk of Reliance on Third-Party Producers.”

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

Third-Party Field Merchandising Staff. Dedicated field headcount to execute retail store-level compliance is a costly overhead expense. Sunset expects to utilize a third-party syndicated service that only charges for store-time spent supporting and building our specific projects, eliminating expensive downtime charges.

Packing. We intend to utilize co-packing manufacturing partners and third party producers. From a line efficiency perspective, certain co-packing relationships can reduce shipping costs and overall expenses.

Marketing. Our strategic marketing objective will be to achieve maximum brand awareness to targeted consumers via a coordinated program of viral, cost-effective initiatives. We intend to utilize a wide array of venues to gain consumer awareness and to retain outsourced marketing experts who will work with us in the development and execution of promotional/marketing programs that target the health-conscious consumer. Programs are expected to include targeted, measurable customer intercepts, sampling and demo programs.

Industry

American shoppers spent more than $42.8 billion on natural and organic products in 2003, according to The Natural Foods Merchandiser. In 2003, as mainstream attention focused on the many connections between diet and health, natural products sales (including: food, personal care and pet products) increased 8.1% across all sales channels, including supermarkets, mass marketers, direct marketers and the internet.

The National Center for Health Statistics estimates that 64% of adults are either overweight or obese, and 30% of adolescents and children are overweight. The problem of obesity has increased awareness and interest in dieting and has led food manufacturers to provide ingredient and nutritional labeling. Health related issues such as obesity and diabetes, along with our aging population, have lead to increased growth in the natural food sector.

Organic Food sales represented $10.3 billion in consumer sales in 2003, nearly tripling since 1997. Sales of organic food have shown consistent annual growth rates of approximately 20% since 1997, with 2003 sales growing 20.4% over 2002. On the other hand, total food sales have grown at approximately 3% - 4% annually, making it clear that organic foods are being accepted and assimilated into the mainstream American diet.

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

Food and beverage manufacturing facilities are subject to inspections by various regulatory authorities. A finding of a failure to comply with one or more regulatory requirements can result in the imposition of sanctions including the closing of all or a portion of a company's facilities, subject to a period during which the company can remedy the alleged violations. While Sunset believes that all of the distributors and co-packers used by U.S. Mills are in compliance in all material respects with governmental regulations regarding current products and have obtained the material governmental permits, licenses, qualifications and approvals required for our operations, there can be no assurance that U.S. Mills, its distributors and co-packers will be able to comply with such laws and regulations in the future or that new governmental laws and regulations will not be introduced that could prevent or temporarily inhibit the development, distribution and sale of Sunset products to consumers.

As a marketer of products that are ingested by consumers, U.S. Mills and Sunset will be subject to the risk that one or more of the ingredients in products sold by them may become the subject of adverse regulatory action at the state or federal level. Such actions could include sales restrictions or prohibitions, labeling requirements or reformulation, any of which could have a material adverse effect on Sunset.

Competition

The market for packaged foods and beverages in general, and specialty foods and beverages such as those that U.S. Mills and Sunset expects to sell, is intensely competitive. We compete directly with manufacturers and distributors of other diet/health-oriented foods and beverages, and generally with manufacturers and distributors of other packaged foods and beverages. Competitive factors in the packaged food and beverage industry and the health food and beverage segment include product quality and taste, brand awareness among consumers, access to supermarket and other retail shelf space, price, advertising and promotion, variety of products offered, nutritional content, product packaging and package design.

Some of the competitors and potential competitors that Sunset will face are part of large, diversified food and beverage companies, such as Kraft Foods and PepsiCo, which have greater financial resources and a wider range of product offerings than offered by U.S. Mills. If these larger competitors choose to introduce products similar to ours at lower prices, our ability to expand its market presence in new markets and to retain market share in existing markets may be adversely affected and Sunset's overall margins would suffer. We will lack the resources to advertise and promote our products on the scale that certain of our larger competitors use to foster brand recognition of their products. If we are unable to promote our brands and products effectively, the resulting lack of consumer demand could cause retailers to not allocate shelf space to our products on favorable terms, if at all. As we enter new markets, we may encounter competition from regional manufacturers and distributors not active in U.S. Mills's established markets. If these competitors use price promotions or advertising campaigns to stimulate demand for their products, we could be forced to compete using similar programs, thereby increasing our costs and reducing our margins. The competitive environment for healthy food products could adversely affect our future sales and profits, financial condition and liquidity and its ability to grow its business. There can be no assurance that we will be able to compete effectively in the markets it enters.

Intellectual Property

Protection of Formulas and Other Technology. U.S. Mills relies on a combination of trade secret laws and contractual restrictions to protect its intellectual property. Although Sunset believes that many of the formulas and processes utilized in connection with the production of U.S. Mills products may be proprietary, U.S. Mills has relied upon third-party manufacturers and producers to develop and test such formulas. U.S. Mills has not sought patent protection for such technology and it is unlikely that patent protection would be available. We expect to rely on the complexity of the formulas, trade secrecy laws and on confidentiality agreements in order to protect any proprietary formulas and processes. However, there can be no assurance that such methods will be effective in preventing competitors or our third party suppliers and manufacturers from utilizing these formulas and processes to produce competing products. If competitors of U.S. Mills, certain of which may have significantly greater resources than Sunset, introduce products that utilize formulas and manufacturing methods that are similar or substantially the same as those currently manufactured, or that may in the future be manufactured, by Sunset, Sunset's sales, financial condition and prospects could be adversely affected.

Sunset and U.S. Mills have not attempted to ascertain or evaluate whether the formulas and processes utilized by U.S. Mills infringe on the patent or proprietary rights of others. As a result, Sunset and U.S. Mills may be subject to infringement claims. Any such claims, whether with or without merit, can be time consuming and expensive to defend, may divert management's attention and resources, could cause product shipment delays and could require Sunset to enter into costly royalty or licensing agreements. If a successful claim of product infringement is brought against Sunset or U.S. Mills, the inability to license the infringed or similar intellectual property could adversely affect the business of Sunset.

Trademarks. U.S. Mills holds various trademarks and tradenames, either directly or by license, in connection with its products and operations. Such trademarks are issued through the United States Patent and Trademark Office or are established through use. U.S. Mills has not sought foreign protection for its trademarks but may do so in the future to the extent that it sells product outside of the United States. U.S. Mills consider its trademarks and tradenames to be an important factor in its business.

Employees

U.S. Mills currently employs 11 full-time and two part-time employees. Full-time employees (30 hours per week or more) are eligible for benefit coverage after being employed for 30 days. Benefit coverage includes medical, dental, Section 125 Flexible Spending Accounts, life insurance, short term and long-term disability and a 401 (k) Retirement Plan (after 1 year). Medical and dental premiums are shared by the employee and the company. None of the employees are represented by a labor union or are the subject of collective bargaining agreements. The Company has never experienced a work stoppage and believes that its employee relations are very good.

As of December 31, 2005, Sunset has 5 employees in administration and finance. None of Sunset's employees are represented by a labor union or are subject to a collective bargaining agreement. Sunset has never experienced work stoppage and believes that its relationship with its employees is good.

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

Sunset has no operating history or significant assets. Sunset's prospects are subject to the substantial risks, expenses and difficulties frequently encountered in the establishment and growth of a new business in the food industry, which is characterized by a significant number of market entrants and intense competition, as well as the various risk factors described herein. The combined companies (Sunset and U.S. Mills) will incur substantial additional expenses, including advertising and promotional costs, “slotting” expenses (i.e., the cost of obtaining shelf space in certain stores), and integration costs of any future acquisitions. Accordingly, Sunset may incur losses in the future as a result of the implementation of its business strategy, even if revenues increase significantly. We can provide no assurance that Sunset’s business strategy will prove successful or that Sunset will be profitable in the future.

Our product diversification is limited, and we can provide no assurance that consumers will acceptance our existing and future products.

Consumer preferences for food and beverage products, especially health and diet-oriented products such as those Sunset intends to sell, are continually changing and are extremely difficult to predict. Tastes and preferences with respect to food and beverage products change from time to time. We can provide no assurance that Sunset will be able to achieve a significant degree of market acceptance for its products, that acceptance, if achieved, will be sustained for any significant period, or that product life cycles will be sufficient to permit Sunset to recover start-up and other associated costs.  We can provide no assurance that Sunset will succeed in the development of any new products or that any new products developed by Sunset will achieve market acceptance or generate meaningful revenue for Sunset.

Risks Relating to our Acquisition Strategy

We will need additional financing for acquisitions and sales growth.

A significant element of Sunset’s business strategy is the acquisition, development and expansion of healthy food and beverage brands and products. It is likely that Sunset will require third party financing (debt or equity) in connection with any future acquisitions, in connection with the expansion of Sunset’s business through non-acquisition means, as a result of any future operating losses, or to provide working capital for general corporate purposes.  There can be no assurance that any such required financing will be available or, if available, on terms attractive to Sunset.  Any third party financing obtained by Sunset may result in dilution of the equity interests of Sunset’s shareholders. In the event that Sunset is unable to obtain financing on favorable terms, Sunset may not be able to successfully implement its business plan and its financial condition and results of operations would be adversely affected.

In addition, Sunset believes that U.S. Mills' ability to expand its sales and increase its operating profits is constrained by a lack of working capital necessary to acquire inventory.

There can be no assurance that Sunset will be able to obtain adequate working capital on favorable terms, if at all. The failure to obtain such additional working capital would have an adverse effect on the ability of Sunset to expand sales and operating profits of any operating units, including U.S. Mills.

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

Because a significant part of Sunset's business plan involves acquisitions of other businesses, companies or brands which have not yet been identified, purchasers of Sunset's common stock will have no substantive information concerning consummation of any specific acquisition in considering an investment in Sunset. The absence of disclosure can be contrasted with the disclosure which would be necessary if Sunset had already identified an acquisition target. There can be no assurance that an investment in the securities offered hereby will not ultimately prove to be less favorable to purchasers pursuant to this prospectus than a direct investment, if such opportunity were available, in an acquisition candidate.

The absence of valuation or fairness opinion in connection with the U. S. Mills acquisition may mean that we paid more for the acquisition than an independent third-party could have.

Sunset did not obtain a valuation or fairness opinion concerning the acquisition of U.S. Mills prior to acquiring it. Sunset's board of directors primarily considered the assets on the balance sheet of U.S. Mills, the value of U.S. Mills’s brands, and actual and prospective financial performance when setting a price for the acquisition. The board also considered the fact that the stockholders of U.S. Mills agreed to take payment, in part, in stock, notes payable and convertible debt rather than cash in setting the value of the acquisition. The fact that Sunset did not receive a valuation or fairness opinion concerning the purchase may mean that an independent third-party could have acquired U.S. Mills for a price less than Sunset paid.

Risks Relating to Our Business Operations

Our management lacks experience in operating U.S. Mills or other packaged food companies.

Sunset, together with its subsidiaries, is a newly-formed company with no operations for investors to review. A portion of our management team, including our Chief Executive Officer, has had no prior experience in operating U.S. Mills or any other consumer packaged goods company. Sunset will initially be dependent upon the industry experience of the existing management of U.S. Mills in operating our business and implementing Sunset's business plan. In the event that the management team of U.S. Mills become unavailable or is unable to work effectively with Sunset's management team to run U.S. Mills or any other companies or businesses Sunset acquires, Sunset's business and its ability to implement its business and growth plan would be adversely affected.

Because we have not patented the formulas or manufacturing methods for our products and we rely on third parties for product development, we may be vulnerable to infringement of these formulas or methods or to claims of infringement against Sunset. Loss of the use of these formulas or methods could diminish our profitability.

Although we believe that many of the formulas and processes utilized in connection with the production of U.S. Mills products may be proprietary, U.S. Mills has relied upon third-party manufacturers and producers to develop and test such formulas. U.S. Mills has not sought patent protection for such technology and it is unlikely that patent protection would be available. Sunset expects to rely on the complexity of the formulas, trade secrecy laws and on confidentiality agreements in order to protect any proprietary formulas and processes. However, there can be no assurance that such methods will be effective in preventing competitors or our third-party suppliers and manufacturers from utilizing these formulas and processes to produce competing products. If competitors of Sunset, certain of which may have significantly greater resources than Sunset, introduce products that utilize formulas and manufacturing methods that are similar or substantially the same as those currently manufactured, or that may in the future be manufactured, by Sunset, Sunset's sales, financial condition and prospects could be adversely affected.

Sunset has not attempted to ascertain or evaluate whether the formulas and processes utilized by U.S. Mills infringe on the patent or proprietary rights of others. As a result, Sunset and U.S. Mills may be subject to infringement claims. Any such claims, whether with or without merit, can be time consuming and expensive to defend, may divert management's attention and resources, could cause product shipment delays and could require Sunset to enter into costly royalty or licensing agreements. If a successful claim of product infringement is brought against Sunset or U.S. Mills, the inability to license the infringed or similar intellectual property could adversely affect our business.

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

Food and beverage manufacturing facilities are subject to inspections by various regulatory authorities. A finding of a failure to comply with one or more regulatory requirements can result in the imposition of sanctions including the closing of all or a portion of a company's facilities, subject to a period during which the company can remedy the alleged violations. While Sunset believes that all of the distributors and co-packers used by U.S. Mills are in compliance in all material respects with governmental regulations regarding current products and have obtained the material governmental permits, licenses, qualifications and approvals required for our operations, we or they may be unable to comply with such laws and regulations in the future or new governmental laws and regulations may be introduced that could prevent or temporarily inhibit the development, distribution and sale of Sunset products to consumers.

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

As a marketer of products that are ingested by consumers, U.S. Mills and Sunset will be subject to the risk that one or more of the ingredients in products sold by them may become the subject of adverse regulatory action at the state or federal level. Such actions could include sales restrictions or prohibitions, labeling requirements or reformulation, any of which could reduce our ability to generate revenues.

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

U.S. Mills has not established, and Sunset does not expect to establish, any long-term agreements with any of their respective retail customers or distributors. [Doesn’t U.S. Mills have some long term distribution agreements. I seem to recall this from the merger. I can look back at the schedules if necessary, but we need to know whether they still have any agreements that were listed.] As a result, arrangements with respect to pricing, shelf space, cooperative advertising or special promotions, among other things, may be subject to periodic negotiation with each retailer or distributor. It is expected that retailers and distributors will make no binding long-term commitments to Sunset regarding purchase volumes and will make all purchases through short term or one-time purchase orders. It is likely that retailers or distributors could reduce their overall purchases of Sunset products, the number and variety of such products that they carry and the shelf space allotted for Sunset products or otherwise materially change the terms of Sunset's relationship at any time. If any retailer or distributor insisted on returning Sunset products for any reason, it is likely that Sunset would be forced to accept the returns as a practical matter, regardless of its legal rights. Any reduction in purchases or increase in returns could significantly harm Sunset's business, financial condition and operating results.

Regulatory or other legal action against certain customers could result in a decrease in sales of our products to such customers.

Food manufacturers have historically paid food service companies and wholesalers promotional allowances and offered discounts for reaching designated sales volumes for food and beverage products. These discounts are generally taken when retailers pay for food products, which is why they are known as “billback” discounts. These allowances and discounts may be permissible if in writing and so long as the food manufacturer does not engage in discriminatory or unfair pricing in violation of applicable antitrust law. The Securities and Exchange Commission has announced formal investigations and informal inquiries of and into accounting practices at several national food service companies and wholesalers that are centered on the payment of, and improper accounting treatment given to, promotional allowances and billback discounts. U.S. Mills may have paid, and Sunset may in the future pay, promotional allowances or slotting allowances to secure shelf space in retail stores, and offer billback discounts. While Sunset is not aware of any investigations of the customers of U.S. Mills, it is possible that one or more of Sunset's customers could become subject to regulatory or court proceedings related to these practices. If so, sales of Sunset's products to any such customers could decrease if the operations or business of such customers are adversely affected by regulatory or court proceedings.

Concentration of ownership in the food and beverage retail industry and the distribution of our products through a small number of distributors could limit or reduce our revenues.

A large portion of the historical sales of U.S. Mills were through a small number of distributors and retailers. Moreover, consolidation among grocery stores, retail supercenters and club stores, has resulted in a significant concentration of ownership of food and beverage retail sales. As a result, Sunset's future success may be dependent upon our ability to create and maintain relationships with these large retailers and distributors on both a regional and national level. If Sunset is unsuccessful in gaining entry to regions or in convincing individual chains or stores to carry its product lines, we may be unable to grow or generate profits. Retailers continually evaluate the sales performance of products they carry and if sales of Sunset's products do not meet expectations, one or more of Sunset's customers may discontinue carrying Sunset's product lines which would cause a reduction in our revenues.

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

Substantially all of the products sold by U.S. Mills are manufactured and packaged pursuant to production agreements pursuant to which such third parties agree to produce and warehouse product lines. Sunset expects that a large portion of any future products will be manufactured and packaged pursuant to similar third-party agreements. If any of Sunset's significant third-party producers terminated its relationship with us or were prevented from meeting our production needs on a timely and cost-effective basis for any reason, including regulatory or other actions taken by third parties, credit constraints on Sunset or such producers, capacity limitations or incorrect estimation of demand or production, competition for production resources, constraints in the supply of raw materials, increases in ingredient costs or the costs of production, or natural disaster, acts of terrorism or other disruptions, the resulting interruption or cessation of production would severely affect Sunset's operations and its customer relationships. Sunset may not be able to find an alternative third party producer that would agree to and could reliably manufacture Sunset products on a timely and cost effective basis. Any failure by Sunset to find alternative production sources could result in a loss of revenues and potential profits.

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

There can be no assurance that the operation of Sunset will result in sufficient revenues to enable Sunset to operate at profitable levels or to generate positive cash flows. Any cash that might be available for dividends will be used instead to expand Sunset's business. Payment of any dividends in the future will depend on Sunset's financial condition, results of operations and capital requirements, as well as other factors deemed relevant by the Board of Directors.

Existing preemptive rights and preferred stock covenants could make it more difficult to obtain funding to grow our business.

Holders of our convertible preferred stock have certain pre-emptive rights and, have the right to approve certain transactions by Sunset in the future. Such rights could have an adverse effect on Sunset's ability to raise additional financing and may have an adverse effect on the trading price of the shares of Sunset. In addition, in the event that a majority of the holders of the preferred stock refuse to approve transactions with respect to which they have been granted approval rights, Sunset may be prevented from taking advantage of business or financing opportunities as they arise, which could have an adverse effect on Sunset and its business.

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

U.S. Mills’ offices are located west of Boston in Needham, MA. The company occupies roughly 5,700 square feet in a suburban office complex that houses U.S. Mills’s executive management, sales and marketing staff. The office suite is leased through June 2009 on a triple-net basis. The cost per year for this space is approximately $98,000.

Sunset also maintains executive offices in Los Angeles, California. The executive offices may be leased by Sunset or provided by Sunset Holdings International, Ltd., a shareholder of Sunset that is controlled by Todd Sanders, pursuant to the terms of a Services Agreement. See “MANAGEMENT - Executive Compensation - Services Agreement with Sunset Holdings International, Ltd.”

Item 3.	LEGAL PROCEEDINGS

In the ordinary course of its business, Sunset may be subject to legal claims or proceedings relating to employment matters, customer complaints or other matters. Neither Sunset nor U.S. Mills is currently a party to any litigation or other legal proceeding which could reasonably be expected to have a material adverse effect on our business.

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

2004	High	Low
First Quarter	$3.00	$.75
Second Quarter	3.00	1.50
Third Quarter	1.52	1.52
Fourth Quarter	4.00	1.52

2005	High	Low
First Quarter	$5.00	$2.75
Second Quarter	2.25	.53
Third Quarter	.75	.12
Fourth Quarter	.90	.11

As of March 31, 2006, shares of our common stock were held by 55 shareholders of record.

We have never paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future, as we intend to retain our earnings, if any, to generate increased growth and for general corporate purposes.

The following table provides information as of December 31, 2005 with respect to shares of our common stock that may be issued under our existing equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	4,425,000	$.64	575,000

Equity compensation plans not approved by security holders	1,500,000	$.11	-

Total	5,925,000	$.51	575,000

In January, 2005, Sunset Holdings International, a significant shareholder of the Company that is controlled by Todd Sanders, the President and Chief Executive Officer of the Company, purchased from Cynthia Langdon and Linda Langdon, in a private transaction, an aggregate of 1,000,000 shares of the Company’s common stock at a price of $.10 per share. In connection with such purchase, Sunset Holdings International granted Sunset the right, exercisable within six months following such purchase, to acquire such shares from Sunset Holdings International at its cost.

During the fiscal year ended December 31, 2005, we did not sell any securities that were not registered under the Securities Act except as described below:

On the effective date and as a result of the acquisition of U.S. Mills, the outstanding shares of the capital stock of US Mills were cancelled and IBF, as the holder of the outstanding capital stock of USM, received, in the aggregate, the following consideration (the "Merger Consideration"): (i) $5,000,000 in cash (in addition to $1,000,000 in cash that USM received on May 19, 2005 from the Company) of which $4,851,000 was used to repay US Mills' outstanding indebtedness for borrowed money including debt to IBF and its affiliates, (ii) a number of shares of the Company's Series B Preferred Stock (the "Series B Shares") as are exercisable into 5,357,142 shares of the Company's common stock at an initial conversion price of $0.56 per share with warrants to purchase an additional 4,200,000 shares of the Company's common stock at $.70 per share, such Series B Shares being subject to a three-year lock-up (iii) a Senior Subordinated Note in the original principal amount of $1,000,000 from the Company to IBF, (iv) a Subordinated Note in the original principal amount of $5,000,000 from the Company to IBF, and (v) a 12% Secured Convertible Debenture in the original principal amount of $5,000,000 with warrants to purchase the Company's common stock. The Merger Agreement provided that the Series B Shares issued to IBF have an aggregate liquidation value of no less than $3,000,000.

Pursuant to a working capital adjustment to the Merger Consideration, the number of shares of Series B Preferred Stock issued at closing to IBF were adjusted by 6,430 shares which shares, along with $300,000 in cash, were placed into escrow pending a final closing balance sheet and working capital adjustment being forwarded to the escrow agent along with appropriate instructions from the Company and IBF. In connection with the closing of the Merger, Sunset contributed $312,000 in cash as additional equity into US Mills.

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

Overview

We intend to capitalize on the growing demand for healthy foods. It is our goal to become a category leader in this field through both expanded marketing of existing products under brands owned or licensed by US Mills and the introduction of new products. Although there can be no assurances that we will be successful in our business plan, we believe that through US Mills and its management team, as well as the additional management resources that we intend to add, Sunset will be well-positioned to emerge as a leader in the nutritious food industry.

Acquisition of US Mills

On November 10, 2005, Sunset acquired US Mills by a merger of US Mills with a subsidiary of Sunset. On that date and as a result of the merger, the outstanding shares of the capital stock of US Mills were cancelled and its controlling shareholder, IBF Fund Liquidating LLC, received the following: (i) $5,000,000 in cash of which $4,851,000 was used to repay US Mill's outstanding indebtedness for borrowed money including debt to IBF and its affiliates, (ii) 321,429 shares of Sunset's Series B Preferred Stock, which are convertible into common stock at an initial conversion price of $0.56 per share, with warrants to purchase an additional 4,200,000 shares of the Company's common stock at $.70 per share, such Series B Shares being subject to a three-year lock-up (iii) a Senior Subordinated Note in the original principal amount of $1,000,000 from Sunset to IBF, (iv) a Subordinated Note in the original principal amount of $5,000,000 from Sunset to IBF, and (v) a 12% Secured Convertible Debenture in the original principal amount of $5,000,000 with warrants to purchase the Company's common stock. The Merger Agreement provided that the Series B Shares issued to IBF have an aggregate liquidation value of no less than $3,000,000.

Pursuant to a working capital adjustment to the Merger Consideration, the number of shares of Series B Preferred Stock issued at closing to IBF were adjusted by 6,430 shares which shares, along with $300,000 in cash, were placed into escrow pending a final closing balance sheet and working capital adjustment being forwarded to the escrow agent along with appropriate instructions from the Company and IBF. In connection with the closing of the Merger, Sunset contributed $312,000 in cash as additional equity into US Mills.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our company as a going concern. We had net losses of $14.9 million for the year ended December 31, 2005. At December 31, 2005, we had an accumulated deficit was $20.4 million and a working capital deficit of $11.4 million. These factors raise substantial doubt as to our ability to continue as a going concern should we not be able to execute our acquisition plan.

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

Results of Operations

Fiscal 2005 Compared to Fiscal 2004

Operating results for 2005, include only the period from November 10, 2005, the date of the merger, to December 31, 2005 for US Mills. Low Carb had no operations during 2005, primarily due to lack of available working capital. As a result, a comparison of operations between 2005 and 2004 is not meaningful. Accordingly, the discussion of operational results for 2005 and 2004 address each year separately and not on a comparative basis.

Net sales in 2005 were $2,185,790 and $2,226,800 for the year ended 2004. Net sales for 2005 include sales recorded for US Mills from November 10, 2005, the date of the merger. Had US Mills been part of Sunset for the entire period of 2005, net sales would have been $15,861,932. Net sales for 2004 were impacted by a lack of available working capital to support marketing and operational activities and by a decline in the overall popularity of low carbohydrate food and drink items..

Gross profit in 2005 was $1,218,746, or 55.8% of net sales, and $(63,821) in 2004. US Mills gross profit margin was driven primarily by its Uncle Sam and Farina product lines. The negative gross profit in 2004 resulted from less efficient spending for ingredients and freight due primarily to lack of available working capital for Low Carb during 2004 along with higher than anticipated costs associated with changes in the product mix and the write-off of $323,000 of obsolete inventory items.

Marketing, selling and distribution expenses were $1,013,036, or 46.3% of net sales, for 2005 and $727,821, or 32.7% of net sales, for 2004. US Mills incurred increased expenditures in 2005 primarily for promotional allowances and freight costs. During the first half of 2004 Low Carb increased its expenditures for advertising, print media, participation in trade shows and personnel, in anticipation of supporting continued growth and interest in its low carb food products in 2004 and into 2005.

General and administrative expenses were $9,523,625 for 2005 and $2,549,095 for 2004. Sunset incurred significant general and administrative expenses in 2005, primarily from the issuance of stock options, warrants and common stock to employees, directors and outside consultants for services rendered during the year in connection with fundraising and the US Mills acquisition. In addition, Sunset incurred increased expenses during 2005 for legal and accounting services. During 2004, Sunset incurred increased general and administrative expenses principally from costs associated with equity issuances for services associated with the acquisition of Low Carb in October 2004, as well as general increases across all levels to support anticipated business growth in 2004.

Operating losses of $9,317,915 and $3,340,737 were incurred in 2005 and 2004, respectively.. The operating losses resulted, primarily form lack of working capital, the unanticipated decline in the demand for low carb food products beginning in the second quarter of 2004, the significant costs associated with the issuance of equity securities for services, as discussed above.

Interest expense was $5,228,039 for 2005 and $311,640 for 2004. Interest expense for 2005 is primarily attributable to the issuance of 2,000,000 shares of common stock at $.66 per share to NY Holdings Limited as a late payment fee on its $550,000 short-term loan to Sunset. In addition Sunset incurred significant interest expense, $634,202, as a result of the debt discount recorded on $1,250,000 of short-term loans during 2005 and the debt incurred as part of the US Mills merger, as well as, $1,756,758 charged to interest expense as the result of fully amortizing the debt discount on the Company's 12% debenture. Furthermore, Sunset recognized $992,791 in interest expense associated with the warrants issued in connection with the short-term notes that were converted into equity. Interest expense for 2004 consists primarily of debt discount, $57,153, associated with a bridge loan issued in April 2004 and interest expense, $177,460, associated with warrants issued in connection with the same bridge loan.

The loss before income taxes was $14,935,658 in 2005 and $3,652,377 in 2004. The loss before income taxes for 2005 and 2004 is the result of the aforementioned decrease in operating income.

Preferred dividends of $830,825 were recorded in 2005 as a result of the issuance of the Series B convertible preferred shares.

Loss applicable to common shareholders amounted to $15,771,964, or $1.29 per share, in 2005 and $3,621,323, or $.98 per share, in 2004. The net losses are primarily attributable to the aforementioned expenses incurred by Sunset as discussed above.

Liquidity and Capital Resources

As of December 31, 2005, we had on a total current assets of $2,562,033 and total current liabilities of $14,011,404, resulting in a working capital deficit of $11,449,371. We incurred significant losses and negative cash flows from operations for 2005; however, we have been successful in obtaining cash resources through private placements and settling certain payables through the issuance of common stock, in addition, to the positive cash flow provided by the US Mills acquisition. .

On November 10, 2005, Sunset Brands, as guarantor, entered into a Revolving Credit, Term Loan, and Security Agreement (the "Credit Agreement") with Capital Source Finance LLC, a Delaware limited liability company, as lender, and US Mills, the Company's wholly-owned subsidiary, as borrower. Pursuant to the Credit Agreement, the Lender agreed to make available to US Mills a revolving credit facility in the maximum principal amount of $3,000,000 and a term loan in the maximum principal amount of $3,500,000. The collateral for the payment of all amounts due under the Credit Agreement consists of substantially all of the assets of US Mills. A significant portion of the proceeds of the Credit Agreement were used to refinance the obligations and indebtedness of US Mills in connection with the Merger discussed above. The Credit Agreement terminates and all amounts outstanding thereunder shall be due and payable in full three years from November 10, 2005. Upon the occurrence of an event of default under the Credit Agreement, the Company may become directly liable for US Mill's obligations under the Credit Agreement.

Sunset is currently in default of several financial covenants under the Credit Agreement and, accordingly, $8,066,667 of long term notes payable have been classified as current liabilities. Sunset is in negotiations with CapitalSpurce to revise the financial covenants.

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

Net cash used by operating activities was $1,535,180 in 2005 and $2,014,611 in 2004. The net loss incurred in 2005 of $13,184,381, is offset by non-cash items of $11,649,201, primarily relating to stock issuances for services, $3,602.356, non-employee stock option grants, $1,549,199, penalty and interest to NY Holdings, $1,545,000, compensation from stock option issuances, $1,156,121, and the recording of accretion on the discount associated with various bridge loans, $972,326. The net loss incurred in 2004 of $3,621,323 is offset by non-cash items of $1,606,712, primarily relating to stock issuances for services, $424,889, vesting of stock issued to directors, $262,838, the accretion of the discount on a bridge loan, $285,767, and an inventory write-down due to obsolescence of $323,054.

Net cash used in investing activities was $166,095 in 2005 and $26,822 in 2004. Net cash used in investing activities for 2005 related primarily to cash used for the US Mills acquisition and in 2004 for purchases of equipment used in operations.

Net cash provided by financing activities was $1,321,303 in 2005 and $2,543,147 in 2004. In 2005, net cash from financing activities related primarily to funds generated from short-term notes payable, $1,125,000, proceeds from the issuance of stock for cash, $490,000, and proceeds from the exercise of stock options, $335,000, which was offset in part by principal payments on notes payable to related parties and others of $762,844. In 2004, net cash from financing activities related primarily to proceeds from issuance of preferred stock, common stock and warrants, $2,298,375, and proceeds from a bridge loan and line of credit, $461,022, which was offset by $216,250 in principal payments on a note payable to a related party.

Plan of Operation

In order to satisfy our cash requirements for the next twelve months and to implement our acquisition strategy, we will have to raise additional funds. Accordingly, we have targeted several profitable acquisition candidates in the “better for you” food and nutritional category and intend to raise additional funds through equity and debt financings to complete these transactions. Our acquisition strategy contemplates one to two acquisitions in 2006, subject to our ability to obtain the necessary financings and successful integration of company operations.

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

Excluding acquisitions, we expect to increase the number of employees by about 3 to 5 individuals in the areas of accounting, operational management and administrative support during fiscal 2006, provided we complete the acquisition of one to two companies.

Off Balance Sheet Arrangements

We do not have any material off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7.	FINANCIAL STATEMENTS

Our consolidated financial statements required to be included in Item 7 are set forth in the Index to Financial Statements set forth on Page F-1 of this report.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the required time periods and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. The effectiveness of any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing, and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate improper conduct completely. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. As a result, there can be no assurance that our disclosure controls and procedures will detect all errors or fraud.

As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of December 31, 2005. Based upon this evaluation and as a result of the material weakness discussed below, our management, including the Chief Executive Officer and Principal Financial Officer, has concluded that our disclosure controls and procedures were not effective as of December 31, 2005. Management nevertheless has concluded that the consolidated financial statements included in this Form 10-KSB present fairly, in all material respects, the results of our operations and our financial position for the periods presented in conformity with generally accepted accounting principles.

A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely basis by management or employees in the normal course of performing their assigned functions. As of December 31, 2005, we identified the following material weakness in our internal controls:

•
We have a material weakness in the adequacy of our closing process and our preparation of adjusting entries to effectively prepare accurate financial statements with the necessary level of review and supervision.

There were no changes to any reported financial results that have been released by us in this or any other filings as a result of the above-described material weakness; however, the following actions have been commenced since December 31, 2005 in response to the inadequacies noted above:

•
Initiation of an evaluation and remediation process with respect to internal controls over financial reporting and related processes designed to identify internal controls that mitigate financial reporting risk and identify control gaps that may require further remediation.

•
Evaluation of the staffing, organizational structure, systems, policies and procedures, and other reporting processes, to improve the accuracy of closing and adjusting these accounts and to enhance the level of review and supervision.

Other than as described above, since the evaluation date, there has been no change in our internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 9.	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Directors and Executive Officers

Our directors and executive officers, their age and their position as of March 31, 2006 are set forth below.

Name	Age	Position
Todd Sanders	34	Chairman of the Board, Chief Executive Officer and President
Linda Langdon	52	Executive Vice President and Director
Stephen K. Radusch	53	Chief Financial Officer and Secretary
Robert Moore	48	Director

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

Ms. Langdon is founder of LCC and has been a director and executive officer of LCC since its formation in 2002. From 1995 until August 2000, Ms. Langdon was the owner and operator of Langdon House Management, an operator of adult foster homes in Vancouver, Washington. After selling Langdon House Management in August 2000, in January 2001 Ms. Langdon opened Low Carb Habit, an independent specialty store specializing in low-carb products now operating under the name Simply Low Carb. In October 2003, Ms. Langdon opened Simply Low Carb, Inc., an operator of retail stores selling low-carb products. Ms. Langdon's current business activities also include general management and oversight of I.D.N.C., the owner of two Simply Low Carb stores in Portland, Oregon. Ms. Langdon is active in the low-carb industry and is a member of the Carb Awareness Council, an organization designed to promote the benefits of a low-carb lifestyle, and also serves on industry advisory organization such as the Low Carb Consumers League. Ms. Langdon is the sister-in-law of Dan Langdon.

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

Services Agreement With Sunset Holdings International, Ltd.  Effective upon completion of the Low Carb Merger, Todd Sanders, Saif Mansour and Stephen K. Radusch were employed by Sunset Holdings International, Ltd. (“Sunset Holdings”), a corporation controlled by Mr. Sanders and which is a significant shareholder of Sunset, and not by Sunset. However, Mr. Sanders and Mr. Radusch serve as officers of Sunset and its subsidiaries and Mr. Mansour may serve as an officer of one or more subsidiaries of Sunset. In addition, SD Partners LLC has been engaged by Sunset Holdings as a consultant in connection with exploring and investigating potential acquisition targets for Sunset and a proposed flotation of Sunset's securities on the Alternative Investment Market of the London Stock Exchange. The services of Mr. Sanders, Mr. Mansour, Mr. Radusch and SD Partners LLC are provided to Sunset through a Services Agreement between Sunset and Sunset Holdings. Such Services Agreement calls for annual payments of $200,000 in exchange for the services of Mr. Sanders, $70,000 in exchange for the services of Mr. Mansour $100,000 in exchange for the services of Mr. Radusch and $450,000 in exchange for the services of SD Partners LLC. Mr. Sanders, Mr. Mansour and Mr. Radusch will be eligible for participation in any equity compensation plans maintained for officers and employees of Sunset, for so long as the Services Agreement remains in effect, but they will not participate in any other benefit plans maintained by Sunset for the benefit of its employees, however, they will be entitled to reimbursement for medical benefits.

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

As part of the financing arrangements with CapitalSource Finance LLC, Sunset Holdings agreed to suspend billing Sunset Brands as of November 1, 2005, for services under the Services Agreement. No agreement has been reached as to when or if billing for these services will resume.

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

Executive Compensation

The following table sets forth certain summary information concerning the compensation we paid to our chief executive officer and each of our other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 for services rendered during the fiscal year ended December 31, 2005. No executive officer holding office in fiscal year 2005 received total annual salary and bonus exceeding $100,000. All other annual compensation in the form of perquisites and other personal benefits has been omitted because the aggregate amount of such perquisites and other personal benefits constituted less than 10% of the total annual salary and bonus received by our chief executive officer in fiscal year 2005.

Summary Compensation Table

	Annual Compensation				Long Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options
Todd Sanders, President and Chief Executive Officer	2005	$-	$ -	$ -	$-	-

The following table sets forth certain summary information concerning individual grants of stock options during the fiscal year ended December 31, 2005 to each of our executive officers named in the Summary Compensation Table above.

Stock Option Grants in Fiscal Year 2005
Individual Grants
Name	Number of Securities Underlying Options Granted (#) (1)	Percentage of Total Options Granted to Employees in Fiscal Year (%)	Exercise Price ($ per share)	Market Price ($ per share) (2)	Expiration Date
Todd Sanders	-	-	-	-	-
________________________

No options were exercised in fiscal 2005 by the named executive officer.

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

Stock Option Plans

2004 Plan

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

As of March 31, 2006, options to purchase 3,375,000 shares of common stock were outstanding under the 2004 plan with exercise prices of $0.11 to $2.00 per share, options to purchase 525,000 shares were available for option grants and other awards and 1,100,000 options had been exercised.

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

Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission, and generally includes voting power and/or investment power with respect to securities. Shares of common stock subject to options currently exercisable or exercisable within 60 days after March 31, 2006 are deemed outstanding for purposes of computing the beneficial ownership by the person holding such options, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as otherwise noted, the persons or entities named have sole voting and investment power with respect to all shares shown as beneficially owned by them. Unless otherwise indicated, the principal address of each of the shareholders below is Sunset Brands, Inc., 10990 Wilshire Blvd., Ste. 1220, Los Angeles, California 90024.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Sunset Holdings International, Ltd.(3)	5,282,210(3)	19.1%
IBF Liquidating Fund LLC	25,244,568(10)	53.1%
Bryant Park, LLC	1,250,000	5.3%
Liberty Financial LLC	1,447,238(12)	6.1%
SH Partnership Investments	1,367,443(3)	5.8%
Sol Kest	1,903,920(10)	8.0%
Linda Langdon	802,577(5)	3.5%
Saif Mansour	1,575,000(6)	6.6%
Todd Sanders	249,996(11)	1.1%
Robert W. Moore	1,597,386(7)	7.0%
Stephen Radusch	387,314(8)	1.7%
All directors and executive officers as a group (4 persons)(9)	9,687,926(9)	30.3%

__________

(1)
Except as otherwise indicated and subject to applicable community property and similar laws, Sunset assumes that each named owner has the sole voting and investment power with respect to their shares (other than shares subject to options and warrants). Amount of shares beneficially owned includes shares which are subject to options, warrants and other convertible securities that are currently, or within 60 days after March 31, 2006 will be, exercisable or convertible into shares of common stock.

(2)
Percent of class is based on 22,333,879 shares of common stock outstanding as of March 31, 2006, with respect to each named person, the number of shares of common stock, if any, which the stockholder has the right to acquire within 60 days of such date. Ownership of less than one percent is indicated by an asterisk.

(3)
Sunset Holdings International Ltd. and SH Partnership Investments are controlled by Mr. Sanders and therefore shares owned by Sunset Holdings International and SH Partnership may be deemed to be beneficially owned by Mr. Sanders.

(4)
Includes 1,367,443 shares owned by SH Partnership Investments, an entity owned and controlled by Mr. Sanders, and 522,780 shares of common stock, which are currently, or within 60 days after March 31, 2006 will be, exercisable. Does not include shares owned by Sunset Holdings International, Ltd.

(5)
Includes 139,000 shares of Series A Redeemable Convertible Preferred Stock which are convertible into shares of common stock and warrants to purchase up to 139,000 shares of common stock, which are currently, or within 60 days after March 31, 2006 will be, exercisable.

(6)	Consists of 1,575,000 shares of common stock, which are currently, or within 60 days after March 31, 2006, will be exercisable.

(7)	Includes 543,478 shares of common stock owned by NDMS Investments, L.P., an entity owned and controlled by Mr. Moore, which are currently, or within 60 days after March 31, 2006, will be exercisable.

(8)	Includes 25,000 shares of common stock, which are currently, or within 60 days after March 31, 2006 will be, exercisable.

(9)	Includes shares owned by Sunset Holdings International, Ltd. and SH Partnership Investments which are an affiliate of Mr. Sanders.

(10)	Includes shares underlying Series A Redeemable Preferred Stock and common stock purchase warrants.

(11)
Consists of 249,996 shares of common stock, owned by Mr. Sanders, which are currently, or within 60 days after March 31, 2006, will be exercisable. Does not include shares owned by Sunset Holdings or SH Partnership Investments.

(12)	Includes 839,130 share of common stock which are currently, or within 60 days after March 31, 2006, will be exercisable.

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

In connection with the closing of the U.S. Mills acquisition, Sunset Holdings International, Ltd., a controlling shareholder of the Company acquired from Capital Source Finance LLC a non-voting, subordinated, last-out participation interest (the "Participation Purchase") in the term loan, subject to the terms and conditions of a Last-Out Participation Agreement by and between Capital Source Finance LLC and Holdings, dated as of the Effective Date for a total purchase price of $1,500,000.

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

2.31	Form of Investor Rights Agreement to be executed at closing between the Company and certain holders of USM capital stock at the time of closing. (2)
2.4	Amended and Restated Acquisition Agreement and Plan of Merger by and among Sunset Brands, Inc., IBF Fund Liquidating LLC, U.S. Mills, Inc. and USM Acquisition Sub, Inc., dated November 10, 2005. (6)
3.1.1	Certificate of Amendment and Restatement of Registrant’s Articles of Incorporation. (1)
3.1.2	Certificate of Amendment to Articles of Incorporation changing name to Sunset Brands, Inc. (1)
3.1.3	Certificate of Amendment to Registrant’s Articles of Incorporation.(3)
3.2	Bylaws. (4)
4.1	Form of Preferred Stock certificate (6)
4.2	Certificate of Designation (6)
4.3	Warrant to Purchase Common Stock (6)

4.4	Warrant to Purchase of Common Stock (6)
4.5	12% Convertible Debenture (6)
10.1	Form Share Exchange Agreement between Cascade Sled Dog Adventures, Inc. and certain of its shareholders.(1)
10.2	Form of Warrant issued to shareholders pursuant to Shares Exchange Agreement described in 10.1 above.(1)
10.3	Form of Subscription Supplement applicable to holders of Series A Redeemable Convertible Preferred Stock.(1)
10.4	Form of Unsecured Promissory Note issued to shareholders of Low Carb Creations, Inc. (1)
10.5	Form of Warrant originally issued by Sunset Brands, Inc. and converted into a warrant to acquire a corresponding number of shares of Registrant’s Common Stock.(1)
10.6	Employment Agreement between the Registrant and Dan Langdon. (1)
10.7	Employment Agreement between the Registrant and Linda Langdon. (1)
10.8	Form of Warrant in favor of Bryant Park, LLC. (1)
10.9	Settlement Agreement, dated as of December 29, 2004, by and among the former shareholders of Low Carb Creations, Inc., the Company, Sunset Brands California, Inc. and Low Carb Creations, Inc. (5)
10.10	Sunset Brands, Inc. 2004 Stock Incentive Plan. (5)
10.11	Services Agreement with Sunset Holdings International, Ltd.
10.12	Revolving Credit, Term Loan and Security Agreement between U.S. Mills, Inc., Sunset Brands, Inc., and capitalSource Finance LLC, dated November 10, 2005. (6)
21	Subsidiaries of the Registrant.
31.1	Certification of the President and Chief Executive Officer
31.2	Certification of the Chief Financial Officer
32.1	Certificate of the President and Chief Executive Officer pursuant to 18 U.S.C §1350
32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C §1350
____________
(1)	Incorporated by reference to Registrant’s Form 8-K filed on October 5, 2004.
(2)	Incorporated by reference to Registrant’s Form 8-K filed on February 25, 2005.
(3)	Incorporated by reference to Registrant’s Form 8-K filed on January 28, 2005.
(4)	Incorporated by reference to Registrant’s Registration Statement on Form SB-2/A filed on April 9, 2001.
(5)	Incorporated by reference to Registrants’ Form 8-K files on January 18, 2005.
(6)	Incorporated by reference to Registrant’s Form 8-K filed on January 17, 2006.

(b)  Reports on Form 8-K:

Filed November 17, 2005, reporting the Plan of Merger by and among Sunset Brands, inc., IBF Liquidating Fund LLC, U.S. Mills, Inc. and USM Acquisition Sub, Inc. effective November 10, 2005.

Filed January 19, 2006, announcing the resignation of Robert Ives as a director of the Company effective December 31, 2005.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees Hansen Barnett & Maxwell billed us for the last fiscal year for professional services for the audit of our annual financial statements and review of financial statements included in our Reports on Form 10-QSB or services normally provided by Hansen Barnett & Maxwell in connection with filings or engagements for such years were $81,735.

Audit-Related Fees

Hansen Barnett & Maxwell did not bill us in the last fiscal year for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under the caption “Audit Fees”.

Tax Fees

Hansen Barnett & Maxwell did not bill us in the last fiscal year for compliance, tax advice, or tax planning.

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

Audit Services

The annual Audit services engagement scope and terms are subject to the general pre-approval of the Audit Committee. Audit services include the annual financial statement audit (including required quarterly reviews) and other procedures required to be performed by the independent auditor to be able to form an opinion on the Company’s consolidated financial statements. Audit services also include the attestation engagement for the independent auditor’s report on management’s assertion on internal controls for financial reporting. The Policy provides that the Audit Committee will monitor the Audit services engagement throughout the year and will also approve, if necessary, any changes in terms and conditions resulting from changes in audit scope or other items. The Policy provides for Audit Committee pre-approval of specific Audit services.

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

Sunset Brands, Inc.

Date: April 25, 2006	By:	/s/ Todd Sanders
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Todd Sanders Todd Sanders	President, Chief Executive Officer (principal executive officer) and Director	April 25, 2006

/s/ Stephen K. Radusch Stephen K. Radusch	Chief Financial Officer (principal financial and accounting officer)	April 25. 2006

/s/ Linda Langdon Linda Langdon	Director	April 25, 2006

/s/ Robert W. Moore Robert W. Moore	Director	April 25, 2006

SUNSET BRANDS, INC. AND SUBSIDIARIES

______________________________________

HANSEN, BARNETT& MAXWELL
A Professional Corporation	Registered with the Public Company
CERTIFIED PUBLIC ACCOUNTANTS	Accounting Oversight Board
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200
Fax: (801) 532-7944
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
Sunset Brands, Inc.

We have audited the accompanying consolidated balance sheets of Sunset Brands, Inc. and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunset Brands, Inc. and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses from operations and had negative cash flows from operating activities during the years ended December 31, 2005 and 2004. As of December 31, 2005, the Company had a working capital deficiency and had an accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to those matters are also described in Note 1 to the consolidated financial statements. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
April 19, 2006

SUNSET BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31,	2005	2004
ASSETS
Current Assets
Cash	$141,613	$521,585
Accounts receivable, net of allowances of $189,132 and $82,627, respectively	1,018,344	35,432
Receivable from related parties, net of payables	25,141	-
Other receivables	5,640	31,054
Inventories	1,204,029	6,786
Prepaid expenses and other current assets	167,266	62,874
Total Current Assets	2,562,033	657,731
Property and equipment, net of accumulated depreciation of $0 and $15,042, respectively	2,599	59,723
Deferred acquisition expenses, net of accumulated amortization of $0 and $1,452	-	93,031
Related party receivables, net of allowance for bad debt of $247,124 and $0	-	279,185
Goodwill and intangibles, net of accumulated amortization of $56,589 and $0	17,993,209	-
Escrow deposit	-	313,020

Total Assets	$20,557,841	$1,402,690

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$2,212,250	$527,726
Accrued liabilities	1,676,134	284,762
Related party payable	349,277	-
Note payables, net of discount of $0and $57,153	6,999,069	212,847
Capital lease obligation, current portion	4,613	-
Note payable to related party	1,500,000	-
Line of credit	1,270,061	221,272
Total Current Liabilities	14,011,404	1,246,607
Long Term Liabilities
Notes payable, net of discount of $2,810,813 and $0	5,100,257	-
Capital lease obligation, net of current portion	2,931	-
Warrant derivative	2,660,133	-
Total Long Term Liabilities	7,763,321	-
Shareholders' Equity (Deficit)
Preferred stock, Series A redeemable, convertible - par value $0.001 per share; 10,000,000 shares authorized; 3,887,000 shares outstanding; liquidation preference of $3,498,300	524,479	524,479
Preferred stock, Series B convertible - par value $0.001 per share; 800,000 shares authorized; 321,429 shares outstanding; liquidation preference of $1,800,000	1,151,318	-
Common stock - par value $0.001 per share; 200,000,000 shares authorized; 21,036,698 shares and 8,675,165 shares outstanding	21,037	8,675
Additional paid-in capital	17,612,231	4,540,788
Deferred compensation	(145,788)	(309,662)
Accumulated deficit	(20,380,161)	(4,608,197)
Total Shareholders' Equity (Deficit)	(1,216,884)	156,083
Total Liabilities and Shareholders' Equity (Deficit)	$20,557,841	$1,402,690

The accompanying notes are an integral part of these consolidated financial statements.

SUNSET BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,	2005	2004

Sales	$2,185,770	$2,226,800
Cost of Sales	(967,024)	(1,967,567)
Inventory Obsolescence	-	(323,054)
Gross Profit (Loss)	1,218,746	(63,821)

Operating Expenses
Marketing, selling and distribution	1,013,036	727,821
General and administrative	9,523,625	2,549,095

Total Operating Expenses	10,536,661	3,276,916

Operating Loss	(9,317,915)	(3,340,737)
Interest expense	(5,228,039)	(311,640)
Other expenses	(389,704)	-

Loss Before Income Taxes	(14,935,658)	(3,652,377)
Benefit from (Provision for) Income Taxes	(5,481)	31,054

Net Loss	(14,941,139)	(3,621,323)
Preferred Dividends	(830,825)	(1,005,812)

Loss Applicable to Common Shareholders	$(15,771,964)	$(4,627,135)

Basic and Diluted Loss Per Common Share	$(1.29)	$(0.98)

Basic and Diluted Weighted-Average Common Shares Outstanding	12,270,170	4,708,392

The accompanying notes are an integral part of these consolidated financial statements.

SUNSET BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2005

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Deferred	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	(Deficit)

Balance - December 31, 2003	278,000	$250,000	-	$-	3,451,960	$3,452	$46,548	$-	$18,938	$318,938

Beneficial conversion option of bridge loan	-	-	-	-	-	-	171,460	-	-	171,460
Warrants issued with bridge loan	-	-	-	-	-	-	171,460	-	-	171,460
Issuance for the acquisition of Cascade Sled Dog Adventures, Inc.	-	-	-	-	1,250,000	1,250	(108,819)	-		(107,569)
Issuance for the acquisition of Sunset Brands, Inc.	-	-	-	-	2,158,589	2,159	(265,144)	-	-	(262,985)
Issuance upon exercise of warrants	-	-	-	-	328,566	329	(329)	-	-	-
Issuance of Series A Preferred stock,warrants and common stock for cash and conversion of $500,000 bridge loan	3,609,000	(731,333)	-	-	1,250,000	1,250	3,528,458	-	-	2,798,375
Series A preferred stock beneficial conversion dividends	-	1,005,812	-	-	-	-		-	-	1,005,812
Issuance for settlement costs	-	-	-	-	37,500	38	67,462	-	-	67,500
Issuance for services	-	-	-	-	198,550	197	357,192	-	-	357,389
Issuance of stock options	-	-	-	-	-	-	572,500	(572,500)	-	-
Compensation from stock options	-	-	-	-	-	-	-	262,838	-	262,838
Preferred dividends	-	-	-	-	-	-	-	-	(1,005,812)	(1,005,812)
Net loss	-	-	-	-	-	-	-	-	(3,621,363)	(3,621,363)
Balance - December 31, 2004	3,887,000	524,479	-	-	8,675,165	8,675	4,540,788	(309,662)	(4,608,197)	156,083

Issuance for interest expense	-	-	-	-	2,608,107	2,608	1,542,392	-	-	1,545,000
Issuance for expenses paid by shareholder	-	-	-	-	91,481	92	33,757	-	-	33,849
Issuance upon exercise of stock options for cash	-	-	-	-	1,100,000	1,100	333,900	-	-	335,000
Issuance for cash	-	-	-	-	1,327,327	1,327	488,673	-	-	490,000
Shares issued upon conversion of notes payable	-	-	-	-	2,474,679	2,475	913,156	-	-	915,631
Discount on proceeds from debt and shares	-	-	-	-	962,500	962	651,276	-	-	652,238
Warrants issued upon conversion of notes payable	-	-	-	-	-	-	992,791	-	-	992,791
Beneificial conversion option of Series B Preferred stock and 12% convertible debenture	-	-	-	-	-	-	1,753,241	-	-	1,753,241
Issuance of Series B Preferred Stock for acquisition of U.S. Mills	-	-	321,429	1,151,318	-	-	-	-	-	1,151,318
Issuance for services	-	-	-	-	4,585,334	4,585	3,597,771	-	-	3,602,356
Issuance of stock options for compensation	-	-	-	-	-	-	1,549,199	-	-	1,549,199
Issuance of stock options for compensation - employees	-	-	-	-	-	-	889,500	(889,500)		-
Issuance of vesting shares - Directors	-	-	-	-	100,000	100	399,900	(262,500)	-	137,500
Compensation from stock options	-	-	-	-	-	-	-	1,080,684	-	1,080,684
Compensation from vesting shares	-	-	-	-	-	-	-	207,779	-	207,779
Cancellation of unvested shares	-	-	-	-	(18,750)	(18)	(74,982)	27,411	-	(47,589)
Cancellation of shares per settlement agreement	-	-	-	-	(869,145)	(869)	869	-	-	-
Preferred dividends	-	-	-	-	-	-	-	-	(830,825)	(830,825)
Net Loss	-	-	-	-	-	-	-	-	(14,941,139)	(14,941,139)
Balance - December 31, 2005	3,887,000	$524,479	321,429	$1,151,318	21,036,698	$21,037	$17,612,231	$(145,788)	$(20,380,161)	$(1,216,884)

The accompanying notes are an integral part of these consolidated financial statements.

SUNSET BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2005	2004

Cash Flows from Operating Activities:
Net loss	$(14,941,139)	$(3,621,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,681	10,702
Amortization of intangible assets	56,589	1,452
Issuance of stock and warrants for services	3,602,356	424,889
Compensation from stock options and stock grants	2,927,573	262,838
Accretion of discount on loans	2,729,084	285,767
Interest recognized as warrants issued on conversion of debt	992,791	-
Issuance of stock for penalty/ interest to NY Holdings	1,545,000	-
Bad debt provision	362,429	87,095
Loss on disposal of property and equipment	51,092	-
Loss on change in derivative warrant liability	370,370	-
Issuance of stock for expenses paid by shareholder	33,848	-
Loss on inventory obsolescence	-	323,054
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable	(128,909)	756,903
Prepaid expenses and other current assets	259,004	85,223
Inventories	(228,783)	(267,703)
Escrow deposit	-	(313,020)
Deferred taxes	-	(2,000)
Related party receivables	-	186,791
Deferred acquisition expenses	-	(89,580)
Accounts payable	435,119	(273,642)
Accrued liabilities	389,764	127,943
Net Cash Used by Operating Activities	(1,535,180)	(2,014,611)

Cash Flows from Investing Activities:
Payment for the purchase of US Mills, net of cash acquired	(165,495)	-
Purchase of equipment	(600)	(26,822)
Net Cash Used in Investing Activities	(166,095)	(26,822)

Cash Flows from Financing Activities:
Principal payments on notes payable - related parties	(600,000)	(216,250)
Proceeds from issuance of stock for cash	490,000	-
Principal payments on notes payable	(162,844)	-
Principal payments on capital lease obligation	(620)	-
Proceeds from exercise of stock options	335,000	-
Proceeds from line of credit	6,280	191,022
Proceeds from issuance of notes payable	1,253,487	270,000
Net proceeds from issuance of preferred stock, common stock and warrants	-	2,298,375
Net Cash Provided by Financing Activities	1,321,303	2,543,147
Net Change in Cash	(379,972)	501,714

Cash at Beginning of Period	521,585	19,871

Cash at End of Period	$141,613	$521,585

Supplemental Schedule of Non Cash Investing and Financing Activities:
Issuance of stock for acquisition of Sunset Brands	$-	$262,985
Issuance of stock for conversion of notes payable	652,239	-
Issuance of employee stock options	889,500	-
Bad debt write off	83,244	-
Issuance of stock to directors as compensation	400,000	-
Line of credit converted to liability to a related party	221,272	-
Issuance of stock for acquisition of Cascade Sled Dogs	-	107,569
Series B Preferred Stock beneficial conversion dividend	830,825	-
Conversion of bridge loan to Series A preferred stock	-	500,000

The accompanying notes are an integral part of these consolidated financial statements.

SUNSET BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Sunset Brands, Inc. (the Company or Sunset) through its wholly owned subsidiary, U.S. Mills, Inc. (U.S. Mills) is engaged in the production and distribution of healthy and natural food products. U.S. Mills’ customers include distributors that service natural food stores, natural food store chains and supermarkets.

Until December 2004, the Company’s subsidiary, Low Carb Creations, Inc. (Low Carb) was a marketer of sweet and savory products for consumers interested in maintaining a low carbohydrate, healthy life style. Low Carb provided development, distribution and consulting services related to low carbohydrate foods throughout the Untied States and Canada. During December 2004, Low Carb discontinued its active pursuit of its low carbohydrate business due to an inability to distribute its products. However, the Company has not reclassified its Low Carb operations out of continuing operations inasmuch as the Company has not formally determined to discontinue or dispose of its Low Carb operations.

Principles of Consolidation - On October 4, 2004, Low Carb acquired Sunset Brands California, Inc. (Sunset California) and, on the same date, Low Carb was acquired by Cascade Sled Dog Adventures, Inc. (Cascade) in a transaction recognized for accounting purposes as a reverse acquisition of Cascade. On October 4, 2004, Cascade, which is the parent company, changed its name to Sunset Brands, Inc. On November 10, 2005, Sunset acquired U.S. Mills

These consolidated financial statements include the accounts and transactions of Low Carb for all periods presented, the accounts and transactions of Cascade and Sunset California from October 5, 2004 and the accounts and transactions of U.S. Mills from November 10, 2005. Intercompany accounts and transactions have been eliminated in consolidation.

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

Business Condition - Sunset had limited operations for the year ended December 31, 2005, and has suffered operating losses and negative cash flows from operating activities. As of December 31, 2005, the Company had a working capital deficiency and had an accumulated deficit. These conditions raise substantial doubt about Sunset’s ability to continue as a going concern. Continued operations, as well as the implementation of Sunset’s business plan, will depend upon its ability to obtain additional financing through equity or debt financings. Sunset’s ability to continue as a going concern is dependent on additional sources of capital, reduction in operational losses and the success of its business plan. If Sunset is unable to improve operating results or obtain such additional financing if and when needed, management will be required to curtail growth plans and scale back projected acquisition activities. There is no assurance that Sunset will be successful in obtaining additional financing, or if obtained, that it will be on terms favorable to the Company, or that the Company will be able to improve operational results. The carrying value of the Company’s assets and liabilities have not been adjusted in the accompanying consolidated financial statements for the effects that could occur should the Company not be able to continue as a going concern.

SUNSET BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

Reclassifications - Certain 2004 amounts have been reclassified to conform to the 2005 presentation. These reclassifications had no effect on reported net loss.

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

Allowances for Accounts Receivable- The Company provides an allowance for doubtful accounts equal to estimated bad debt losses, estimated cash discounts, and estimated marketing allowances. Amounts deemed uncollectible are charged against the allowance. The estimated losses are based on historical collection experience together with the current status of existing receivables. The allowance for doubtful accounts for the years ended December 31, 2005 and 2004 was $24,000 and $82,627, respectively. Projected merchandising allowances and cash discount allowances at December 31, 2005 were $141,024 and $24,108, respectively and are recognized as a reduction of sales revenue.

Inventories - Inventories are valued at lower of cost, determined on the first-in, first-out (FIFO) basis, or market value. At December 31, 2005 and 2004, the Company’s inventories consisted of finished goods. The Company currently subcontracts the manufacturing of its products and procurement of materials to independent manufacturers. When there is evidence that the inventory’s value is less than original cost, the inventory is reduced to market value. The Company determines market value on current resale amounts and whether obsolescence exists. In 2004, the Company wrote down their inventory by $323,054 due to the nature of the products and obsolescence.

SUNSET BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

Property and Equipment - Property and equipment are recorded at cost. Depreciation of property and equipment is provided using the straight-line method for financial reporting purposes at rates based on the estimated useful lives of 2 to 7 years.

Expenditures for repairs and maintenance are charged to expense as incurred. Major expenditures for renewals and betterments are capitalized and are subject to depreciation over the estimated useful life. Gains and losses on dispositions of equipment are reflected in earnings.

Depreciation expense for the years ended December 31, 2005 and 2004 was $8,631 and $10,702, respectively.

Impairment of Long-Lived Assets - The Company reviews the carrying values of its long-lived and identifiable assets for possible impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying value or fair value less costs to sell. During the year ended December 31, 2005 the Company recognized $51,093 in loss on disposal of assets carried by LCC as abandoned. There was no adjustment due to impairment of long-lived assets during the year ended December 31, 2004.

Financial Instruments - Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

Goodwill and Identifiable Intangible Assets - The Company examines the carrying value of its excess of cost over net assets acquired and other identifiable intangible assets to determine whether there are any impairment losses. If indicators of impairment are present in intangible assets used in operations, and future cash flows are not expected to be sufficient to recover the assets carrying amount, an impairment loss would be charged to expenses in the period identified. No event has been identified that would indicate an impairment of the value of material intangible assets recorded in the accompanying consolidated financial statements.

Revenue Recognition - Revenues are recognized from product sales upon shipment to customers by the Company or the Company’s independent manufacturers when persuasive evidence of an arrangement exists, sales prices are determinable, and collectibility is reasonably assured.

Shipping and Handling Costs - In accordance with EITF 00-10, the Company records revenue related to shipping and handling costs charged to customers in net sales. The related expense is recorded in freight-out expense included in cost of good sold. For the years ended December 31, 2005 and 2004, the Company recorded total shipping and handling costs of $167,404 and $425,536, respectively.

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

Basic and Diluted Loss Per Share - Basic and diluted loss per share is computed by dividing the net loss applicable to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. At December 31, 2005 and 2004, 39,608,956 and 4,383,205 potentially issuable common shares were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive.

SUNSET BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

Share-based Compensation - The Company accounts for its share-based compensation to employees and directors under APB 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB 25, compensation related to stock options, if any, is recorded if an option's exercise price on the grant date is less than the fair value of the Company's common stock on the grant date, and amortized over the vesting period. Compensation expense for stock awards or purchases, if any, is recognized if the award or purchase price on the measurement date is below the fair value of the Company's common stock, and is recognized on the date of award or purchase. At December 31, 2005, the Company has a share-based employee compensation plan, which is described more fully in Note 10.

The Company accounts for its share-based compensation to non-employees using the fair value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. Under SFAS No. 123, stock-based compensation is determined as the fair value of the equity instruments issued. The measurement date for these issuances is the earlier of the date at which a commitment for performance by the recipient to earn the equity instruments is reached or the date at which the recipient's performance is complete. Share-based compensation to non-employees totaled $3,602,356 and $1,403 during the years ended December 31, 2005 and 2004, respectively.

The following table illustrates the effect on net loss and basic and diluted loss per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation to share-based employee compensation.

For the Years Ended December 31,	2005	2004
Net loss	$(14,941,139)	$(3,621,323)
As reported
Add: Total share-based compensation expense included in reported net loss	889,500	(262,838)
Less: Total share based compensation expense determined under fair value based method	(2,284,495)	303,545
Pro Forma Net Loss	$(16,336,134)	$(3,580,616)
Basic and diluted net loss per common share:
As reported	$(1.29)	$(0.98)
Pro forma	$(1.33)	$(0.97)

Concentration of Credit Risks - The Company had sales to six customers, which are approximately 45% of total sales for the year ended December 31, 2005 in its USM subsidiary. The outstanding receivables from these customers of $436,000 represent 36% of total trade accounts receivable. No other customer accounted for more than 5% of sales.

Advertising Costs - The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2005 and 2004 amounted to $56,389 and $235,915.

SUNSET BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

Derivatives - Warrants issued that are potentially settled with free trading common stock are accounted for according to EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Common Stock.” Derivative liabilities are adjusted to fair value (calculated using the Black-Scholes method) at each balance sheet date and are reassessed to determine whether the warrants should be classified as a liability or equity. The corresponding fair value adjustment is included in the consolidated statements of operations as other expenses as the value of the warrants increases from an increase in the Company’s stock price at the balance date and as other income as the value of the warrants decrease from a decrease in the Company’s stock price.

NOTE 2 - BUSINESS COMBINATIONS

U.S. Mills, Inc. - On November 10, 2005, Sunset acquired 100% of the outstanding equity interests of U.S. Mills, Inc. (USM) from IBF Liquidating Fund LLC (the seller) by issuing to the seller, notes payable of $11,000,000 together with warrants to purchase 2,173,973 shares of common stock, by issuing 321,429 shares of a newly created Series B preferred stock with a face value of $3,000,000, with warrants to purchase 4,200,000 shares of common stock and by paying cash of $6,000,000. The source of the cash paid to the seller included notes payable to Capital Source, a third-party financing company, of $3,037,000 and notes payable to a related party of $1,500,000. USM provides health and natural food products to distributors who service food stores, natural food store chains and supermarkets. The operations of USM are included in the operations of Sunset Brands, Inc. from the date of the acquisition.

Notes payable to the seller of $11,000,000 are due three years from the purchase date and consist of a $1,000,000 senior subordinated note with interest payable at prime plus 4%, a $5,000,000 12% subordinated note, and a $5,000,000 12% secured convertible debenture which is convertible into 13,513,514 common shares at the rate of $0.37 per common share. The fair value of the notes payable was $8,970,685, based upon imputed interest at 17% per annum.

The Series B convertible preferred stock requires 8% annual dividends and is convertible at any time into 5,357,143 common shares at the rate of $0.56 per common share. The Company determined the fair value of the Series B preferred to be $1,151,318 based on a risk-adjusted rate of return of 17% per annum.

Warrants entitling the seller to purchase 2,173,793 common shares were issued with the secured convertible debenture. The warrants are exercisable at any time within five years at $0.46 per share and had an estimated fair value of $784,029. Warrants to purchase 4,200,000 common shares were issued with the Series B preferred stock and are exercise anytime within 5 years at an exercise price of $0.70 per share and had an estimated fair value of $1,505,734. Due to the imbedded registration rights associated with both sets of warrants, they are derivative liabilities and have been recorded at their fair values.

The seller agreed to repay $600,000 of the proceeds from the sale of USM back to USM to compensate officers who agreed to remain with the USM. The Company received the repayment prior to December 31, 2005. The seller has agreed to repay up to an additional $942,683 in the future as the Company makes principal payments on the notes payable to the seller. Those future contingent receipts have not been recognized as a reduction to the consideration given in the acquisition, but will be recognized as adjustments of goodwill when and if received. Accrued liabilities at the acquisition date included the total amount that was potentially payable to the officers upon receipt of the repayments from the seller. Through December 31, 2005, the Company paid the seller net cash payments of $5,400,000. The Company also paid direct and incremental costs in completing the acquisition of $247,654.

SUNSET BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

The fair value of the consideration issued and paid to the seller plus the acquisition costs incurred totaled $18,059,419. The Company accounted for the acquisition using the purchase method of accounting. The Company obtained an independent appraisal of the fair value of USM including its tangible and intangible assets. The appraised value was $20,000,000. The cost of USM was the fair value of the consideration given of $18,059,419 and was allocated to the assets acquired and the liabilities assumed based on their appraised fair values. The excess of the purchase price over the fair value of the net assets acquired was recognized as goodwill in the amount of $10,549,798. The goodwill is not deductible for tax purposes. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Current assets	$3,100,498
Equipment under capital lease	2,000
Deposits	20,733
Intangible assets	7,500,000
Goodwill	10,549,798
Total Assets Acquired	21,173,029
Current liabilities	(2,916,918)
Long-term debt	(188,528)
Obligation under capital lease	(8,164)
Total Liabilities Assumed	(3,113,610)

Net Assets acquired	$18,059,419

Intangible assets acquired included trademarks valued at $5,700,000 and existing customer relationships of $1,800,000. The trademarks have an estimated life to the Company of 20 years. The trademarks will be amortized on a straight-line basis with annual amortization expense of $285,000 per year. Existing customer relationships have an estimated life of 15 years based on an average yearly attrition rate of 12%. Future amortization of the customer relationships will be $120,000 per year on a straight-line basis.

The following unaudited pro forma financial information has been prepared to reflect the operations of the Company for the years ended December 31, 2005 and 2004 as though the acquisition of USM and the related financing occurred at the beginning of each of those periods. The unaudited pro forma financial information is illustrative of the effects of the acquisition on the operations of the Company and does not necessarily reflect the results of operations that would have resulted had the acquisition actually occurred at those dates. In addition, the unaudited pro forma financial information is not necessarily indicative of the results that may be expected for any future period.

For the Years Ended December 31,	2005	2004
Revenues, net of sales allowances	$13,869,963	$17,552,175
Net Loss available to common shareholders	$(18,537,489)	$(12,022,585)
Basic and diluted loss per common share	$(1.51)	$(2.55)

Low Carb Creations - On October 4, 2004, Cascade Sled Dog Adventures, Inc. (Cascade) completed a reorganization agreement with the shareholders of Low Carb and Sunset California. In connection with the reorganization, Cascade cancelled and exchanged 1,272,829 common shares for warrants to purchase 500,000 shares of common stock at $2.16 per share. As a result, Cascade had 1,250,000 common shares and 500,000 warrants outstanding at the time of reorganization. Under the terms of the reorganization agreement, Cascade acquired 100% of the outstanding common stock of Low Carb in exchange for the issuance of 3,451,960 common shares and 278,000 Series A Preferred shares and acquired 100% of the outstanding common stock of Sunset California in exchange for the issuance of 2,158,589 common shares. The shareholders of Low Carb held the largest number of common shares immediately following the transaction; therefore, Low Carb was recognized as the acquirer for financial reporting purposes. The transaction resulted in a change of control of Cascade and of Sunset California and a change in the reporting entity to Low Carb.

SUNSET BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

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

Cascade was not a business and the 1,250,000 common shares and 500,000 warrants of Cascade that remained outstanding were recognized as a $107,569 distribution to the Cascade shareholders based on the fair value of the current assets received of a receivable from Sunset California of $500,000, less $607,569 from the assumption of current liabilities of $107,569, and a $500,000 bridge loan. Likewise, Sunset California was not a business and the 2,158,589 common shares issued to the Sunset California shareholders were recognized as a $224,685 distribution to those shareholders, based on the fair value of the current assets received of $312,874 less $632,200 of current liabilities assumed, including $500,000 payable to Cascade.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

December 31,	2005	2004
Furniture and equipment	$2,599	$74,765
Less: Accumulated depreciation	-	(15,042)
Net Property and Equipment	$2,599	$59,723

Depreciation expense for the years ended December 31, 2005 and 2004 was $8,631 and $10,702, respectively.

NOTE 4 - RECEIVABLE FROM A RELATED PARTY

During 2003, cash loans were made for $29,000 and inventory was sold for $54,931, at cost to Low Carb Habit, Inc. In 2004 the Company paid $12,306 for expenses related to Low Carb Habit, Inc. The balance of the receivable at December 31, 2005 is $96,237. The loan does not carry an interest rate or repayment schedule, though it is expected that the loan will be settled during 2006. Two of the shareholders of the Company own 100% of the stock of Low Carb Habit, Inc. During 2005, the Company recorded an allowance for bad debts of $96,237 to reserve against the outstanding receivable.

In 2004, a shareholder borrowed $228,000 from the Company and made payments of $78,000. The balance of the receivable at December 31, 2005 is $150,000. The loan does not carry an interest rate or repayment schedule, though it is expected that the loan will be settled during 2006. During 2005, the Company recorded an allowance for bad debts of $150,000 to reserve against the outstanding receivable.

In 2004, a shareholder borrowed $25,000 from the Company. The balance of the loan was $25,000 at December 31, 2004. The loan does not carry an interest rate or repayment schedule, though it is expected that the loan will be repaid during 2005.

SUNSET BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 5 - NOTE PAYABLE

On April 30, 2004 Sunset issued a $270,000 convertible note payable with an interest rate of 10%, due April 30, 2005, together with warrants to purchase 261,000 common shares at a purchase price of $1.28 per share. The note is convertible into 150,000 common shares, or at $1.80 per share. The Company estimated the fair value of the warrants using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3.44%; estimated volatility of 200%; estimated life of five years. The Company allocated the proceeds from the issuance of the note and warrants as follows: $171,460 was allocated to the Warrants, $(72,920) to the note, and $171,460 to a beneficial conversion option. The amounts allocated to the warrants and the beneficial conversion option resulted in a discount on the note of $342,920 that is being amortized over the term of the note, and resulted in the recognition of interest expense of $285,767 through December 31, 2004. On December 31, 2004 the carrying value of the note payable was $212,847, net of the $57,153 unamortized discount. The Company reserved $313,020 of the proceeds from the Series A private placement in escrow to secure repayment of the note payable. During 2005, the note payable and related accrued interest was paid off using the funds in escrow.

On March 10, 2005, the Company received a $550,000 loan from N.Y. Holding Limited under the terms of a short-term, unsecured promissory note bearing interest at an annual rate of 10% and due on the earlier of 90 days from the date of the loan, or closing of the Company’s acquisition of U.S. Mills, Inc. In connection with the loan, the Company issued 250,000 shares of common stock to the lender. The Company allocated the proceeds from the issuance of the note and the common stock according to their relative fair values as follows: $195,161 to the short-term note and $354,839 was allocated to the common stock. The allocation resulted in a discount to the note of $354,839 that was amortized over the term of the note through June 10, 2005. The Company did not pay the promissory note when due and as a result of missing the payment due date, on October 7, 2005, Sunset issued 2,000,000 shares of common stock to N.Y. Holding Limited under the default terms of the promissory note. The shares were valued at $1,320,000, or $0.66 per share, based upon the quoted market value of the Company’s common stock on the date of the default.

On April 21, 2005, the Company received $150,000 of proceeds from a loan from Kick-a-Rock Productions under the terms of a short-term unsecured promissory note bearing interest at 10% and due 120 days from the date of the loan. In connection with the loan, the Company issued 75,000 shares of common stock to the lender. The Company allocated the proceeds from the issuance of the note and the common stock according to their relative fair values as follows: $78,947 to the short-term note and $71,053 was allocated to the common stock. The allocation resulted in a discount to the note of $71,053 that was amortized over the term of the note through July 20, 2005.

On May 23, 2005, the Company received a $200,000 loan from SH Partnership Investments L.P., an entity controlled by the Company’s Chief Executive Officer, under the terms of a short-term unsecured promissory note bearing interest at an annual rate of 10% and due 60 days from the date of the loan. In connection with the loan, the Company issued 300,000 shares of common stock to the lender. The Company allocated the proceeds from the issuance of the note and the common stock according to their relative fair values as follows: $90,293 was allocated to the short-term note and $109,707 was allocated to the common stock. The allocation resulted in a discount to the note of $109,707 that was amortized over the term of the note through June 21, 2005.

On June 1, 2005, the Company received a $150,000 loan from GlennAllen Advisors LLC under the terms of a short-term unsecured promissory note bearing interest at an annual rate of 10% and due 60 days from the date of such loan. In connection with such loan, the Company issued 225,000 shares of common stock to the lender. The Company allocated proceeds from the issuance of the note and stock according to their relative fair values as follows: $67,265 was allocated to the short-term note and $82,735 was allocated to the common stock. The allocation resulted in a discount to the note of $82,735 that was amortized over the term of the note through July 30, 2005.

SUNSET BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

On June 16, 2005, the Company received a $75,000 loan from Circle Line, Inc. under the terms of a short-term unsecured promissory note bearing interest at an annual rate of 10% and due 120 days from the date of the loan. In connection with the loan, the Company issued 112,500 shares of common stock to the lender. The Company allocated proceeds from the issuance of the note and the common stock according to their relative fair values as follows: $41,096 was allocated to the short-term note and $33,904 was allocated to the common stock. The allocation resulted in a discount to the note of $33,904 that was amortized over the term of the note through October 13, 2005.

On November 10, 2005, $915,631of principal and accrued interest on the above described short-term notes were converted into common stock of the Company at a conversion price of $.37 per share. As a result, the Company issued 2,474,678 shares of common stock to the note holders to satisfy the outstanding obligations. In addition, each note holder received five year warrants with an exercise price of $0.46 per share. Total warrants issued amounted to rights to acquire 1,990,501shares of common stock with an estimated fair-value of $220,572. The fair value was computed using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.49%, estimated volatility of 200%, yield of 0% and an estimated life of five years. N.Y. Holdings Limited converted $275,000 of its promissory note into common stock, the Company paid $146,995 on the note and Sunset Holdings, a related party, guaranteed the remaining $128,005 due under the terms of the promissory note.

On November 10, 2005, the Company issued a $2,000,000 promissory note payable to Capital Source Finance LLC for $2,000,000 paid directly to IBF Liquidating Fund LLC in connection with the acquisition of U.S. Mills, Inc. The note bears interest at prime plus 4% and is secured by all of the assets of the Company.

On November 10, 2005, the Company issued $11,000,000 of promissory notes to IBF Liquidating Fund LLC in connection with the acquisition of U.S. Mill, Inc. The notes are due on November 9, 2008 and are subordinate to the notes payable to Capital Source Funding LLC. The notes consist of a $1,000,000 senior subordinated note with interest payable at prime plus 4%, a $5,000,000 12% subordinated note, and a $5,000,000 12% secured convertible debenture which is convertible into 13,513,514 common shares at the rate of $0.37 per common share. The note holder received a beneficial conversion option of $922,416 that was recognized as additional paid-in capital. The notes were recorded net of a $2,951,732 discount. The discount is being amortized to interest expense over the term of the notes.  As a result of the Capital Source Finance LLC debt being in default of certain financial covenants, the 12% secured convertible debenture is considered in default by its terms.  Accordingly, a $1,756,758 discount was fully amortized on December 31, 2005 resulting in a charge to interest expense of $1,756,758.

Notes payable are summarized as follows:

SUNSET BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

December 31,	2005	2004
Bridge Loan Investors - note payable with an interest rate of 10%, due April 30, 2005, convertible into 150,000 shares; net of discount of $57,153	$-	$212,847

Note payable to Ramp Associates of Omaha, bearing interest at 9.01%, principal and interest due in monthly payments of $3.54, matures April 1, 2011, secured by a first lien on all assets of the Company, the Company is currently in default of certain financial covenants	186,714	-

Note payable to Capital Source Finance LLC, bearing interest at prime rate plus 4%, principal and interest due in monthly payments of $33,333, matures November 9, 2008, secured by a first lien on all assets of the Company, the Company is currently in default of certain financial covenants	1,966,667	-

Note payable to IBF Liquidating Fund LLC, bearing interest at prime rate plus 4%, principal and accrued interest due monthly, matures November 9, 2008, subordinated to Capital Source Finance LLC debt, net of discount of $175,676	824,324	-

Note payable to IBF Liquidating Fund LLC, bearing interest at 12%, principal due at maturity, 50% of the interest is payable monthly beginning November 30, 2006, matures November 9, 2008, subordinated to Capital Source Finance LLC debt, net of discount of $878,379	4,121,621	-

Secured convertible debenture payable to IBF Liquidating Fund LLC, bearing interest at 12%, principal and accrued interest payable at maturity, matures November 9, 2008, may be converted onto common stock at $0.37 per share, subordinated to Capital Source Finance LLC debt, the Company is currently in default of certain financial covenants	5,000,000	-
Total Notes Payable	12,099,320	212,847
Less: Current Portion	(6,999,069)	(212,847)

Long-Term Notes Payable	$5,100,257	$-

NOTE 6 - LINES OF CREDIT

On November 10, 2005, the Company entered into a revolving credit facility with Capital Source Finance LLC. The Company can borrow up to a $3,000,000 under the credit facility. The line of credit bears interest at 1% over the prime interest rate. The credit facility is secured by substantially all of the assets of USM. The credit agreement terminates and all amounts outstanding there under are due and payable on November 10, 2008. The balance due under the revolving credit facility was $1,270,061 at December 31, 2005.

The Company’s outstanding borrowings under two separate secured credit agreements were $30,315 and $190,957 at December 31, 2004. The loans were guaranteed by a pre-reorganization shareholder of the Company and secured by the shareholder’s assets. Under terms of a January 14, 2005 settlement agreement with the pre-reorganization shareholders of LowCarb, the Company agreed to make timely payments on the credit agreements guaranteed by certain former Low Carb shareholders and agreed to use commercially reasonable efforts to fully repay the credit agreements by April 1, 2005 or obtain a release of the former Low Carb shareholders’ personal guarantee of the bank line of credit. The Company paid $31,589 against the line of credit and continued to accrue monthly interest. The Company was unable to payoff the lines of credit prior to the due date and the bank attached the assets securing the lines of credit. The Company has reclassified the debt as due to related parties for the amount foreclosed upon. The Company is in negotiations with the former Low Carb shareholders in an attempt to reach a satisfactory solution.

SUNSET BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 7 - NOTES PAYABLE TO RELATED PARTIES

On November 10, 2005, the Company executed a promissory note to Sunset Holdings International, Ltd., an entity controlled by the president of the Company, in the amount of $1,500,000, which amount was paid directly to IBF Liquidating Fund LLC in connection with the acquisition of U.S. Mills, Inc. Sunset Holdings also entered into an agreement that it would purchase the 12% secured convertible debenture note payable to IBF Liquidating Fund LLC if the Company is unable to locate a substitute investor for such note.

On November 10, 2005, Sunset Holdings guaranteed payment of the remaining $128,005 due under the terms of a note payable to N.Y. Holdings Limited.

NOTE 8 - COMMON STOCK

On January 18, 2005, Sunset affected a 1-for-2 reverse stock split. The financial statements have been retroactively restated for all periods presented for the effects of the split.

On March 10, 2005 Sunset issued an aggregate 100,000 shares to two directors for services. Of the shares issued, 25,000 shares vested on the date of issuance, and the balance vest ratably over the next eight fiscal quarters, provided the directors continue to provide services to Sunset over the vesting period. The shares had a fair value on the date of the grant of $400,000, or $4.00 per share, based upon the quoted trading value of the shares on the date of issuance. The Company recognized a charge to operations during year ended December 31, 2005 of $297,253 related to the vesting of the common shares.

During the year ended December 31, 2005, Sunset issued an aggregate 4,585,334 common shares to various service providers or directors for services valued at $3,602,356. The shares had fair values on the date of the respective grants as determined based upon the higher of the quoted trading price of common shares or a fair value evidenced by block issuances of common shares sold for cash on or near the dates of issuance. The Company recognized a charge to operations during the year ended December 31, 2005 of $3,602,356 related to the issuance of the common shares for services.

During November 2005, the Company issued an aggregate 1,327,327 shares of common stock for cash proceeds of $490,000, or $0.37 per common share, together with 5-year warrants to purchase an aggregate 1,065,217 common shares at an exercise price of $0.46 per share. The warrants had an estimated fair value of $84,174, or $0.36 per warrant at issuance. The fair values were estimated by the Company based on the following assumptions: risk free rate of 4.5%; estimated future volatility of 200%, and an estimated life of 5 years.

NOTE 9 - PREFERRED STOCK

Series A Redeemable, Convertible Preferred Stock - On October 4, 2004, Sunset completed a private placement of 3,609 units for cash proceeds of $2,298,375 (net of cash offering costs of $451,750) and the conversion of a $500,000 bridge loan. Each unit consists of 1,000 shares of Sunset’s Series A Redeemable, Convertible Preferred Stock (the “Series A” preferred stock) and warrants to purchase an aggregate of 500 shares of Sunset common stock at the following exercise prices: 250 shares at an exercise price of $2.16; 125 shares at an exercise price of $2.40 per share, and 125 shares at an exercise price of $2.64 per share. Each warrant has a term of five years, which does not commence until the effectiveness of a registration statement as provided by registration rights to the purchasers of the Series A preferred stock.

SUNSET BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

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

Each share of Series A preferred stock is convertible into one share of Sunset common stock subject to adjustment for certain dilutive events. Except as limited by law, the holders of Series A preferred stock are entitled to vote with holders of common stock as a single class on all matters on an as-converted basis. In addition, holders of Series A preferred stock are entitled to receive dividends on a cumulative basis payable pro rata, when, and if, declared by the board of directors out of the net profits of the Company at the per share rate of 8% of the preference price per annum

In the event of liquidation, dissolution or winding up, the holders of Series A preferred stock are entitled to receive a liquidation preference over holders of common stock equal to $0.90 per share, subject to adjustment for certain dilutive events.

Holders of the Series A preferred stock were given registration rights requiring Sunset to file a registration statement with the Securities and Exchange Commission within 60 days following the merger with Low Carb. Under the terms of the investor agreement Sunset is required to pay the investors a penalty equal to 2% of the Series A preferred purchase price, which amounts to $65,003, for each 30 day period in which Sunset fails to file the registration statement. The penalty is due in cash or shares, at the option of the investor. The Company recognized and accrued a penalty of $643,825 through September 30, 2005.

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

During October 2005, Sunset obtained waivers from the holders of the Series A preferred stock with respect to the registration rights and related penalties and the contingent redemption in exchange for Sunset’s modification of number of shares into which the Series A preferred is convertible. Under the terms of the waivers, the Series A preferred stock will be convertible into shares of the Company’s common stock at a rate of $0.70 per share. Additionally, warrants issued concurrent with the Series A preferred stock were modified to be exercisable at $1.03, $0.93 and $0.84 per share.

SUNSET BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

Series B Convertible Preferred Stock - On November 10, 2005, Sunset issued 321,429 shares of Series B Convertible Stock (the “Series B” preferred stock) in connection with the acquisition of U.S. Mills. The Series B convertible preferred stock requires 8% annual dividends and is convertible at any time into 5,357,143 common shares at the rate of $0.56 per common share. The Company determined the fair value of the Series B preferred was $1,151,318 on the date issued based on a risk-adjusted rate of return of 17% per annum. The reduced effective conversion price resulted in the recognition of an $830,825 beneficial conversion option.

The amounts allocated to the beneficial conversion option resulted in a discount on the Series B preferred stock that was fully amortized at the date of issuance, resulting in the recognition of a dividend on the Series B preferred stock of $ 830,825 during the year ended December 31, 2005.

Except as required by applicable law, the holders of Series B preferred stock are not entitled to vote with holders of common stock. In addition, holders of Series B preferred stock are entitled to receive dividends which shall accrue and compound semi-annually at an annual rate of 8%. Dividends are payable in cash or in shares of the Company’s common stock, at the Company’s option.

In the event of liquidation, dissolution or winding up, the holders of Series B preferred stock are entitled to receive a liquidation preference over holders of common stock equal to $5.60 per share, subject to adjustment for certain dilutive events.

NOTE 10 - RETIREMENT PLAN

The Company’s subsidiary USM has a Savings and Investment Retirement Plan (the “Plan”) intended to be a qualified plan in accordance with Section 401(k) of the Internal Revenue Code. Employees become eligible to participate in the Plan on the effective date or on the first day of the following calendar quarter, thereafter. Each plan year a participant may contribute to the Plan, on a pretax basis, from 1% up to a maximum of 15% of compensation for the period, as defined.

For the period ended December 31, 2005, the terms of the Plan specifies the Company will match 3% of an employee’s compensation. Employer matching contributions were made to the Plan for the period ended December 31, 2005 in the amount of $4,599 and are included in general and administrative expenses.

NOTE 11 - STOCK OPTIONS

Common Stock Options - In 2004, the Company’s board of directors and shareholders approved the 2004 Stock Option and Incentive Plan (“the Plan”) for directors, employees and other persons acting on behalf of the Company, under which the aggregate number of shares authorized for issuance was 5,000,000.

A summary of options granted under the Company’s stock option plans for the years ended December 31, 2005 and 2004 is presented below:

SUNSET BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

Year Ended December 31, 2005	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	1,225,000	$1.63
Granted	5,800,000	0.22
Exercised	(1,100,000)	0.30
Expired	(50,000)	-
Outstanding at end of year	5,875,000	$0.50

A summary of options outstanding and options exercisable under the Company’s stock option plans at December 31, 2005 is presented below:

	Outstanding			Exercisable
		Weighted-
		Average			Weighted-
Range of	Number of	Remaining	Weighted-	Number	Average
Exercise	Options	Contractual	Average	Options	Exercise
Prices	Outstanding	Life (in Years)	Exercise Price	Exercisable	Price
$0.11	3,000,000	9.87	$ 0.11	3,000,000	$ 0.11
$0.37	1,700,000	9.88	$ 0.37	766,668	$ 0.37
$1.00	400,000	8.95	$ 1.00	133,336	$ 1.00
$2.00	775,000	8.95	$ 2.00	258,336	$ 2.00
$0.11 - $2.00	5,875,000	9.68	$ 0.22	4,158,340	$ 0.12

The weighted average fair value of options granted during the years ended December 31, 2005 and 2004 was $0.33 and $0.26, respectively.

During April 2005, Sunset agreed to accelerate the vesting date and modify the exercise terms of 50,000 employee options to vest immediately and to become exercisable at $0.85 per share, rather than their original $1.00 per share exercise price. Sunset recognized an additional $51,571 in deferred compensation from stock options for the accelerated vesting, and recognized $7,500 for the adjusted intrinsic value of the options. In addition, Sunset issued an additional 50,000 new options, exercisable at $0.85 per share, to the same employee pursuant to the Company’s 2004 Stock Incentive Plan. The additional options vested immediately on the grant date and had an intrinsic value of $1.00 per share. Sunset recognized compensation from stock option grants of $50,000 for the issuance. The employee exercised 100,000 of his options for $85,000 cash during April and May 2005.

Under the terms of consulting agreements, the Company granted options during April 2005, exercisable at $0.25 per share, to two outside consultants each to purchase 500,000 common shares pursuant to the Company’s 2004 Stock Incentive Plan. The combined options had an aggregate fair value of $1,549,199 on the date of their grants. The options were valued using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.4%, estimated volatility of 200%; estimated lives of ten years. Each of the two consultants immediately exercised the options for aggregate cash proceeds of $250,000.

The Company recognized compensation expense for vesting of existing stock options of $1,156,121 during the year ended December 31, 2005, in addition to the expense described above.

SUNSET BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 12 - REORGANIZATION SETTLEMENT AGREEMENT

On January 14, 2005, Sunset entered into a settlement agreement with the pre-reorganization shareholders of Low Carb to resolve certain matters which have arisen from the October 4, 2004 reorganization agreement and the declining business of Low Carb during 2004.

Under the October 4, 2004 reorganization agreement, Low Carb was considered to be the acquirer; the Sunset stock originally received in the reorganization by the former Low Carb shareholders was accounted for as the forward stock split of Low Carb’s 300,000 shares of common stock outstanding prior to the reorganization in exchange for 3,451,960 Sunset common shares and the issuance of 278,000 Sunset Series A Preferred shares. The Company also issued a $2,000,000 note payable to the former Low Carb shareholders and a deferred $1,000,000 payment to the former Low Carb shareholders conditional upon reaching $17.5 million in sales.

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

During the third quarter of 2005, the lender foreclosed on the line of credit and took the shareholder’s assets guaranteeing the line of credit. The line of credit has been reclassified in the accompanying financial statements as a related party payable.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

The Company maintains its office in leased premises in Needham, Massachusetts. The lease expires in July 2009. The lease requires monthly rental payments of $8,554 plus real estate taxes and common area operating expenses. The Company leases certain office equipment under a capital lease which expires in August 2007. The monthly lease payment is currently $532. The future minimum lease payments are $74,540 for the year endeing December 31, 2006.

The Company abandoned an office in leased premises in Vancouver, Washington. The lease expires on October 31, 2006 and the Company is currently in default for non-payment. The remaining monthly lease payments in the amount of $73,502 have been accrued as of December 31, 2005.

Rent expense charged to operations for the year ended December 31, 2005 and 2004 amounted to $124,170 and $81,144, respectively.

SUNSET BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

Manufacturing Agreement Commitment - The Company had a manufacturing agreement with a third party whereby the third party is the exclusive manufacturer for the Company’s products through 2007. The agreement requires the Company to order a certain quantity of product. In the event that the Company does not meat this requirement, the Company is required to pay an amount to the manufacturer based on a predetermined calculation. In addition, the Company is responsible for the costs of certain unused and/or obsolete inventory. As of December 31, 2005, the Company has not been required to make any such payments.

Employment Agreements — Upon completion of the LCC merger, Sunset entered into one-year employment agreements with two former LCC shareholders. The agreements provide for annual base salary of $100,000 and $125,000 per year, respectively. The employment agreements have a one-year term but will be automatically renewed for successive one year terms unless written notice is given that such party desires to terminate the Agreement. If termination of employment of either occurs other than for cause, the Company is required to pay the agreed salary through the expiration of the agreement The Company has temporarily stopped payment to the former Low Carb shareholders in order to help preserve cash. The Company did, however, record a monthly accrual for payments due to the former Low Carb shareholders.

Legal Proceedings — In the ordinary course of its business, Sunset and its subsidiaries may be subject to legal claims or proceedings relating to employment matters, customer complaints or other matters. Sunset and its subsidiaries are currently a party to the following litigation or potential legal proceedings which could reasonably be expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity:

Amico - Amico Public Relations has threatened to bring an action against Low Carb Creations in the amount of $7,091 alleged to be due under a "Letter of Contract Agreement" dated September 13, 2003 for unpaid invoiced charges for public relations services.

Chef Warren - CJW Productions vs. Low Carb Creations is an action brought in Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, State of Florida, Case#04-08908 on a contract between Low Carb Creations and Chef Jerry Warren's production company, providing for Chef Warren's representation of Low Carb Creation brands at 25 consumer food shows throughout the country. Chef Warren is claiming at least $25,000 plus attorney fees and unspecified contract damages to be proven at trial. Since receiving service of the complaint on October 9, 2004, Low Carb Creations has attempted to settle this lawsuit. The normal response deadline was waived pending settlement negotiations.

Food Product Laboratory - Food Products Laboratory v. Low Carb Creations, Inc. is an action brought in the Circuit Court of Multnomah County, State of Oregon, Case # 0411-11787 on a disputed bill for food ingredient testing services. The amount claimed in litigation is $13,335. The Summons is dated November 17, 2004. The normal deadline for responsive filing by Low Carb Creations was waived pending settlement negotiations.

F.G.H. Consulting - F.G.H. Consulting, Inc. vs. Low Carb Creations, Inc. is an action brought in the Superior Court for Clark County, Washington in November 2004. The normal response date was waived pending settlement negotiations. This is a complaint based on several claimed brokerage arrangements with Low Carb Creations and unpaid accounts for ingredients and food products. The original amounts claimed in the pleadings were in excess of $72,000. However, Low Carb Creations disputes many portions of the claim.

SUNSET BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

Ad Group, Inc. - Ad Group, Inc. vs. Low Carb Creations, Inc. is an action brought in the Circuit Court of the State of Oregon for Lane County in April 2005. The amount claimed in litigation is $36,769 for unpaid amounts due them. The Company is in the process of responding to the action.

NOTE 14 - INCOME TAXES

The components of the net deferred tax asset and liability as of December 31, 2005 and 2004, including temporary differences and operating loss carry forwards are as follows:

December 31,	2005	2004
Operating loss carry forwards	$5,563,263	$1,347,927
Property and equipment	-	3,992
Allowance for bad debts	143,294	-
Preferred dividends	309,898	-
Intangible assets	21,108	-
Deferred compensation	54,379	98,039
Total Deferred Tax Assets	6,091,941	1,449,958
Valuation allowance	(6,091,941)	(1,449,958)

Net Deferred Tax Asset	$-	$-

The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the provision for income taxes:

For the Years Ended December 31,	2005	2004
Tax at statutory rate (34%)	$(5,079,987)	$(1,231,250)
Non-deductible expenses	931,061	454
Change in valuation allowance	4,641,984	1,350,300
State tax benefit, net of federal tax effect	(493,058)	(119,504)

Provision for Income Taxes	$-	$-

NOTE 15 - RELATED PARTY TRANSACTIONS

Pursuant to a month-to-month service agreement, the Company owed Sunset Holdings, related by virture of its control by the Sunset Chief Executive Officer, service agreement fees in the amount of $266,600 as of October 31, 2005 in exchange for the use of office space, furniture, telephone usage, insurance, computer equipment and payroll reimbursement for use of executive and office personnel. On November 10, 2005, the payable to Sunset Holdings was converted into common stock of the Company at a conversion price of $.37 per share. As a result, Sunset Holdings was issued 720,541shares of common stock. As of November 10, 2005, the service agreement fees to Sunset Holdings are no longer being accrued by the Company.