Form 10QSB
period 2006-03-31
Sunset Brands Inc
filed 2006-05-26
CIK 1137149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD From ____________ to ______________

Commission File Number 333-57576

SUNSET BRANDS, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-2007330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10990 Wilshire Boulevard, Suite 1220, Los Angeles, CA 90024
 (Address of principal executive office)

(310) 478-4600
(Registrant's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ]   No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

22,926,240 shares of common stock, $.001 par value, outstanding as of May 26, 2006

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

INDEX TO FORM 10-QSB

Sunset Brands, Inc.
For The Quarter Ending March 31, 2006

Part I - Financial Information

Item 1.  Financial Statements

SUNSET BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2006	2005
ASSETS

Current Assets
Cash	$130,819	$141,613
Accounts receivable, net of allowances of $210,987 and $189,132, respectively	1,023,231	1,018,344
Receivable from related parties	-	25,141
Other receivables	4,281	5,640
Inventories	1,111,669	1,204,029
Prepaid expenses and other current assets	222,641	167,266
Total Current Assets	2,492,641	2,562,033
Property and equipment, net of accumulated depreciation of $510 and $0, respectively	7,537	2,599
Goodwill and intangibles, net of accumulated amortization of $157,830 and $56,589	17,891,968	17,993,209

Total Assets	$20,392,146	$20,557,841

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$2,170,685	$2,212,250
Accrued liabilities	2,143,673	1,676,134
Related party payables	278,895	349,277
Notes payable, current portion	6,899,068	6,999,069
Capital lease obligation, current portion	4,613	4,613
Note payable to related party	1,500,000	1,500,000
Line of credit	1,115,046	1,270,061
Total Current Liabilities	14,111,980	14,011,404

Long Term Liabilities
Notes payable, net of discount of $1,013,765 and $1,054,055	5,133,654	5,100,257
Capital lease obligation, net of current portion	1,910	2,931
Warrant derivative	1,274,782	2,660,133
Total Long Term Liabilities	6,410,346	7,763,321

Shareholders' Equity (Deficit)
Preferred stock, Series A redeemable, convertible - par value $0.001 per share; 10,000,000 shares authorized; 3,887,000 shares outstanding; liquidation preference of $3,498,300	524,479	524,479
Preferred stock, Series B convertible - par value $0.001 per share; 800,000 shares authorized; 321,429 shares outstanding; liquidation preference of $1,800,000	1,151,318	1,151,318
Common stock - par value $0.001 per share; 200,000,000 shares authorized; 22,926,240 shares and 21,036,698 shares outstanding	22,928	21,037
Additional paid-in capital	17,845,716	17,612,231
Deferred compensation	-	(145,788)
Accumulated deficit	(19,674,621)	(20,380,161)
Total Shareholders' Equity (Deficit)	(130,180)	(1,216,884)
Total Liabilities and Shareholders' Equity (Deficit)	$20,392,146	$20,557,841

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SUNSET BRANDS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months Ended March 31,	2006	2005

Sales	$4,216,493	$30,128
Cost of Sales	(1,972,866)	(21,490)
Gross Profit	2,243,627	8,638

Operating Expenses
Marketing, selling and distribution	1,388,772	-
General and administrative	1,004,565	1,247,377
Total Operating Expenses	2,393,337	1,247,377

Operating Loss	(149,710)	(1,238,739)
Interest expense	(503,287)	(128,217)
Other income (expenses)	1,366,036	(29,174)

Gain (Loss) Before Income Taxes	713,039	(1,396,130)
Benefit from (Provision for) Income Taxes	(7,500)	-

Gain (Loss) Applicable to Common Shareholders	$705,539	$(1,396,130)

Basic and Diluted Gain (Loss) Per Common Share	$0.03	$(0.17)

Basic and Diluted Weighted-Average Common Shares Outstanding	22,007,236	8,182,913

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SUNSET BRANDS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the three Months Ended March 31,	2006	2005

Cash Flows from Operating Activities:
Net income (loss)	$705,539	$(1,396,130)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	510	2,545
Amortization of intangible assets	101,241	-
Issuance of stock and warrants for services	99,814	470,251
Compensation from stock options and stock grants	116,350	137,500
Accretion of discount on loans	40,290	125,655
Bad debt provision	6,000	30,138
Loss on disposal of property and equipment	-	23,318
Gain on derivative warrant liability	(1,385,351)	-
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(10,887)	5,294
Prepaid expenses and other current assets	(55,375)	(9,336)
Other receivables	1,359	-
Inventories	92,360	6,786
Accounts payable	425,975	182,560
Net Cash Provided by (Used by) Operating Activities	137,825	(421,419)

Cash Flows from Investing Activities:
Lease deposit	-	(44,988)
Deposit for U.S. Mills acquisition escrow	-	(500,000)
Deferred acquisition expenses	-	(53,730)
Purchase of equipment	(5,448)	-
Net Cash Used in Investing Activities	(5,448)	(598,718)

Cash Flows from Financing Activities:
Proceeds from notes payable - related parties	119,759	-
Principal payments on notes payable	(106,894)	-
Principal payments on capital lease obligation	(1,021)	-
Principal payments on line of credit	(155,015)	-
Proceeds from issuance of notes payable	-	550,000
Net Cash (Used by) Provided by Financing Activities	(143,171)	550,000

Net Change in Cash	(10,794)	(470,137)
Cash at Beginning of Period	141,613	521,585
Cash at End of Period	$130,819	$51,448

Supplemental Schedule of Non Cash Investing and Financing Activities:
Proceeds from excerice of stock options applied to related party payables	$165,000	$-
Cancelaltion of escrow shares for Low Carb acquisition	-	870

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SUNSET BRANDS, INC AND SUSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2006

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements — The accompanying unaudited financial statements have been condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company’s annual financial statements included in the Company’s December 31, 2005 Annual Report on Form 10-KSB. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Business Condition — Sunset’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of March 31, 2006, the Company has negative working capital of $11,619,339, an accumulated deficit of $19,674,621 and had net income of $705,539 for the three months ended March 31, 2006. The negative working capital and accumulated deficit raise substantial doubt about Sunset’s ability to continue as a going concern.

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

Allowances for Accounts Receivable- The Company provides an allowance for doubtful accounts equal to estimated bad debt losses, estimated cash discounts, and estimated marketing allowances. Amounts deemed uncollectible are charged against the allowance. The estimated losses are based on historical collection experience together with the current status of existing receivables. The allowance for doubtful accounts for the three months ended March 31, 2006 and 2005 was $30,000 and $112,765, respectively. Projected merchandising allowances and cash discount allowances at March 31, 2006 were $180,987 and $0, respectively and are recognized as a reduction of sales revenue.

Inventories - Inventories are valued at lower of cost, determined on the first-in, first-out (FIFO) basis, or market value. At March 31, 2006 and 2005, the Company’s inventories consisted of finished goods. The Company currently subcontracts the manufacturing of its products and procurement of materials to independent manufacturers. When there is evidence that the inventory’s value is less than original cost, the inventory is reduced to market value. The Company determines market value on current resale amounts and whether obsolescence exists.

SUNSET BRANDS, INC AND SUSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2006

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

Shipping and Handling Costs - In accordance with EITF 00-10, the Company records revenue related to shipping and handling costs charged to customers in net sales. The related expense is recorded in freight-out expense included in cost of good sold. For the three months ended March 31, 2006 and 2005, the Company recorded total shipping and handling costs of $287,537 and $8,352, respectively.

Basic and Diluted Loss per Share — Basic loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss for the period by the weighted average number of common and dilutive potential common shares outstanding during the period. At March 31, 2006 and 2005 there were 39,319,400 and 4,383,205 potentially issuable common shares that were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive.

Share Based Compensation — Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“FAS 123R”) for its stock-based compensation plans. The Company previously accounted for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS No.148, “Accounting for Stock-Based Compensation - Transition and Disclosure”.

Under APB 25, no compensation expense was recorded in earnings for the Company’s stock-based options granted under its compensation plans. The pro forma effects on net income and earnings per share for the options and awards granted under the plans were instead disclosed in a note to the consolidated financial statements. Under SFAS 123R, all stock-based compensation is measured at the grant date based on the fair value of the option or award, and is recognized as an expense in earnings over the requisite service, which is typically through the date the options vest.

The Company adopted SFAS 123R using the modified prospective method. Under this method, for all stock-based options and awards granted prior to January 1, 2006 that remain outstanding as of that date, compensation cost is recognized for the unvested portion over the remaining requisite service period, using the grant date fair value measured under the original provisions of SFAS 1213 for pro forma and disclosure purposes. Furthermore, compensation costs will also be recognized for any awards issued, modified, repurchased or cancelled after January 1, 2006.

The Company utilized the Black-Scholes-Merton model for calculating the fair value pro forma disclosures under SFAS 123 and will continue to use this model, which is an acceptable valuation approach under SFAS 123R. The following table summarizes the Black-Scholes-Merton option pricing model assumptions used to compute the weighted-average fair value of stock options granted during the periods below that remain outstanding at March 31, 2006.

SUNSET BRANDS, INC AND SUSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2006

	Three Months Ended
	March 31,
	2006	2005
Dividend yield	N/A*	5%
Expected volatility	N/A*	0%
Risk-free interest rate	N/A*	3.54%
Expected holding period (in years)	N/A*	10
Weighted-average fair value of options granted	N/A*	$ 2.40
________________
* Not applicable as there were no options granted during the period.

No options were granted for the three months ended March 31, 2006. The Company recognized compensation expense for vesting of existing stock options of $104,453 during the three months ended March 31, 2006, including the effects from adoption of SFAS 123R, which would have previously been presented in a pro forma disclosure, as discussed above.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS 123 to all its stock-based compensation awards for periods prior to adoption of SFAS 123R, and the actual effect on net income and earnings per share for the period subsequent to the adoption of SFAS 1213R:

For the Three Months Ended March 31,	2006	2005
Net loss	$705,539	$(1,396,130)
As reported
Add: Total share-based compensation expense included in reported net loss	104,453	128,050
Less: Total share based compensation expense determined under fair value based method	(104,453)	(390,550)
Pro Forma Net Loss	$705,539	$(1,658,630)
Basic and diluted net loss per common share:
As reported	$0.03	$(0.98)
Pro forma	$0.03	$(0.97)

NOTE 2 - DESCRIPTION OF BUSINESS

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

SUNSET BRANDS, INC AND SUSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2006

On October 4, 2004, Low Carb acquired Sunset Brands California, Inc. (Sunset California) and, on the same date, Low Carb was acquired by Cascade Sled Dog Adventures, Inc. (Cascade) in a transaction recognized for accounting purposes as a reverse acquisition of Cascade. On October 4, 2004, Cascade, which is the parent company, changed its name to Sunset Brands, Inc. These consolidated financial statements include the accounts and transactions of Low Carb for all periods presented, the accounts and transactions of Cascade and Sunset California from October 5, 2004 and the accounts and transactions of U.S. Mills from November 10, 2005. Intercompany accounts and transactions have been eliminated in consolidation. These entities are collectively referred to herein as the “Company,” or “Sunset.”

NOTE 3 -RELATED PARTY TRANSACTIONS

At March 31, 2006, due to the foreclosure of a bank line of credit, as described in Note 5, the Company now owes a shareholder an amount equal to the collateral the shareholder paid of $221,272. Sunset and the shareholder have not agreed upon an interest rate or repayment schedule.

Pursuant to the terms of a Services Agreement, the Company pays Sunset Holdings, Inc., a company related by virtue of its control by the Sunset Chief Executive Officer, monthly fees in the amount of $12,500 in exchange for the use of office space, furniture, telephone usage, insurance, computer equipment and payroll reimbursement for use of office personnel. In addition, the services of the Company’s Chef Executive Officer, Chief Financial Officer and Vice President of Corporate Development are provided to the Company through the Services Agreement. Such Service Agreement calls for annual payments of $370,000 in exchange for the services of the three executives. The Services Agreement has an initial term of one year and will be automatically renewed for successive one year terms unless written notice is given that the Company or Sunset Holdings desires to terminate the Services Agreement. As of November 10, 2005, the service agreement fees to Sunset Holdings are no longer being accrued by the Company. Payments for the use of the use of office space, furniture, telephone, office personnel are made only as cash is available.

NOTE 4 - NOTES PAYABLE

On November 10, 2005, the Company issued a $2,000,000 promissory note payable to Capital Source Finance LLC for $2,000,000 paid directly to IBF Liquidating Fund LLC in connection with the acquisition of U.S. Mills, Inc. The note bears interest at prime plus 4% and is secured by all of the assets of the Company. The balance due under the note payable was $1,866,667 at March 31, 2006.

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

SUNSET BRANDS, INC AND SUSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2006

NOTE 5 - LINES OF CREDIT

On November 10, 2005, the Company entered into a revolving credit facility with Capital Source Finance LLC. The Company can borrow up to a $3,000,000 under the credit facility. The line of credit bears interest at 1% over the prime interest rate. The credit facility is secured by substantially all of the assets of USM. The credit agreement terminates and all amounts outstanding there under are due and payable on November 10, 2008. The balance due under the revolving credit facility was $1,115,046 at March 31, 2006.

The Company’s outstanding borrowings under two separate secured credit agreements were $30,315 and $190,957 at March 31, 2006. The loans were guaranteed by a pre-reorganization shareholder of the Company and secured by the shareholder’s assets. Under terms of a January 14, 2005 settlement agreement with the pre-reorganization shareholders of Low Carb, the Company agreed to make timely payments on the credit agreements guaranteed by certain former Low Carb shareholders and agreed to use commercially reasonable efforts to fully repay the credit agreements by April 1, 2005 or obtain a release of the former Low Carb shareholders’ personal guarantee of the bank line of credit. The Company paid $31,589 against the line of credit and continued to accrue monthly interest. The Company was unable to payoff the lines of credit prior to the due date and the bank attached the assets securing the lines of credit. The Company has reclassified the debt as due to related parties for the amount foreclosed upon. The Company is in negotiations with the former Low Carb shareholders in an attempt to reach a satisfactory solution.

NOTE 6 - NOTES PAYABLE TO RELATED PARTIES

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

NOTE 7- COMMON STOCK

On March 10, 2005 Sunset issued an aggregate 100,000 shares to two directors for services. Of the shares issued, 25,000 shares vested on the date of issuance, and the balance vest ratably over the next eight fiscal quarters, provided the directors continue to provide services to Sunset over the vesting period. The shares had a fair value on the date of the grant of $400,000, or $4.00 per share, based upon the quoted trading value of the shares on the date of issuance. The Company recognized stock-based compensation during the three months ended March 31, 2006 of $11,897 related to these common shares.

During the three months ended March 31, 2006, Sunset issued an aggregate 389,542 common shares to various service providers or directors for services valued at $99,814. The shares had fair values on the date of the respective grants as determined based upon the quoted trading value of the shares on the dates of issuance. The Company recognized a charge to operations during the three months ended March 31, 2006 of $99,814 related to the issuance of the common shares.

During the quarter ended March 31, 2006, an employee of the Company exercised 1,500,000 stock options for proceeds of $165,000, which was directly advanced to a related party to pay certain expenses on behalf of the company.

SUNSET BRANDS, INC AND SUSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2006

NOTE 8 - REORGANIZATION SETTLEMENT AGREEMENT

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company abandoned an office in leased premises in Vancouver, Washington. The lease expires on October 31, 2006 and the Company is currently in default for non-payment. The remaining monthly lease payments in the amount of $73,502 have been accrued at March 31, 2006.

Rent expense charged to operations for the three months ended March 31, 2006 and 2005 amounted to $24,586 and $21,848, respectively.

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

SUNSET BRANDS, INC AND SUSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2006

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our Company as a going concern. We had net income of $705,539 for the three months ended March 31, 2006, however, at March 31, 2006, we had an accumulated deficit of $19,674,621 and a working capital deficit of $11,619,339. These factors raise substantial doubt as to our ability to continue as a going concern should we not be able to execute our acquisition plan.

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

Results of Operations

Comparison of the three months ended March 31, 2006 and 2005

Primarily due to the lack of available working capital, Low Carb had limited operations during the quarter ended March 31, 2005. As a result, a comparison of operations between the three months ended March 31, 2006 and 2005 is not meaningful. Accordingly, the discussion of operational results for 2006 and 2005 address each quarter separately and not on a comparative basis.

Net sales for the three months ended March 31, 2006 were $4,216,493 and $30,128 for the three months ended March 31, 2005. Net sales for 2005 were negatively impacted by the suspension of marketing and operational activities in December 2004 of Low Carb due to a lack of available working capital and by a decline in the overall popularity of low carbohydrate food and drink items..

Gross profit for the three months ended March 31, 2006 was $2,243,627, or 53.2% of net sales, and $8,638, or 26.7% of net sales, for the three months ended March 31, 2005. The gross profit margin for 2006 was positively driven by the Uncle Sam and Farina product lines. Gross profit in 2005 was impacted by the aforementioned decrease in net sales as noted above.

Marketing, selling and distribution expenses for the three months ended March 31, 2006 were $1,388,772, or 32.9% of net sales, and $0 for the comparable period of 2005. The lack of marketing, selling and distribution expenses for 2005 reflects the suspension of all marketing and operational activities for Low Carb in December 2004 in order to preserve working capital.

General and administrative expenses were $1,004,565 for the three months ended March 31, 2006 and $1,247,377 for the three months ended March 31, 2005. General and administrative expenses for 2006 include costs associated with equity issuances to outside consultants for services rendered, the vesting of employee stock options and the vesting of stock previously issued to an outside director for serving as members of the board. General and administrative expenses for 2005 primarily reflect equity issuances to outside directors for serving as members of the board, equity issuances to vendors for services performed and penalties owed to investors for non-timely filing of a registration statement along with general increases across all levels in anticipation of business growth in 2005.

Operating losses of $149,710 and $1,238,739 were incurred for the three months ended March 31, 2006 and 2005, respectively.. The operating losses resulted primarily from the aforementioned increases in expenses, lack of working capital and the cessation of marketing and operational activities in December 2004 for Low Carb, as previously discussed.

Interest expense for the three months ended March 31, 2006 was $503,287 and $128,217 for the comparable period in 2005. Interest expense in 2006 is attributable to $15,661,533 in outstanding debt along with the amortization of note discounts recorded on debt issued in conjunction with the US Mills acquisition. Interest expense in 2005 also reflects the amortization of note discounts and interest recorded on $820,000 of debt during the quarter.

Other income for the three months ended March 31, 2006 was $1,385,351, reflecting a gain on the adjustment to the derivative warrant liability as a result of a decrease in Sunset’s stock price. Other expenses for the three months ended March 31, 2005 were $29,174.

Gain before income taxes was $713,039 for the three months ended March 31, 2006. Loss before income taxes was $1,396,130 for the three months ended March 31, 2005. The gain/loss before income taxes is attributable to the aforementioned items discussed above.

Net gain for the three months ended March 31, 2006 amounted to $705,539, or $0.03 per share. Net loss for the three months ended March 31, 2005 amounted to $1,396,130, or $0.17 per share. The gain/loss is primarily attributable to the aforementioned items discussed above.

Liquidity and Capital Resources

As of March 31, 2006, we had total current assets of $2,492,641, and total current liabilities of $14,111,980, resulting in a working capital deficit of $11,619,339. We incurred significant losses and negative cash flows from operations in 2005; however, we have been successful in obtaining cash resources through private placements and settling certain payables through the issuance of common stock, in addition, to the positive cash flow provided by the US Mills acquisition. .

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

Net cash provided by operating activities was $137,825 for the three months ended March 31, 2006. Net cash used by operating activities was $421,419 for the comparable period in 2005. The net gain of $705,539 for quarter ended March 31, 2006 was offset by a non-cash item of $1,385,351, which relates to a gain on an adjustment to derivative warrant liability. Additional non-cash items of $101,241 for amortization of intangible assets, $99,814 for issuance of stock for services, and $116,350 reflecting compensation from vesting of stock options and stock offset the gain from adjustment to the derivative warrant liability. The net loss of $1,396,130 for the three months ended March 31, 2005 was offset by non-cash items of $974,711, primarily $470,251 for stock and warrants issued for services, $137,500 for compensation from stock options and stock grants, and $125,655 for accretion of discount on loans.

Net cash used in investing activities was $5,448 for the three months ended March 31, 2006 and $598,718 for the comparable period in 2005. Net cash used in investing activities for 2005 related primarily to a cash deposit of $500,000 for the US Mills acquisition.

Net cash used for financing activities was $143,171 for the three months ended March 31, 2006. Net cash provided by financing activities was $550,000 for the three months ended March 31, 2005. In 2006, net cash used for financing activities related primarily to principal payments on notes payable and the line of credit. In 2005, net cash provided by financing activities related to proceeds from issuance of a short term loan of $550,000.

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

Excluding acquisitions, we expect to increase the number of employees by about 1 to 3 individuals in the areas of accounting, operational management and administrative support during fiscal 2006, provided we complete the acquisition of one to two companies.

Off Balance Sheet Arrangements

We do not have any material off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

A summary of significant accounting policies is included in Note 1 to the audited financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the Securities and Exchange Commission. We believe that the application of these policies on a consistent basis has enabled us to provide useful and reliable financial information about our operating results and financial condition.

Item 3.  Controls and Procedures

Under the supervision and with participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15(e) as of the end of the period covered by this quarterly report. Based upon this evaluation and as a result of the material weakness discussed below, our management, including the Chief Executive Officer and Principal Financial Officer, has concluded that our disclosure controls and procedures were not effective as of March 31, 2006. Management nevertheless has concluded that the consolidated condensed financial statements included in this Form 10-QSB present fairly, in all material respects, the results of our operations and our financial position for the periods presented in conformity with generally accepted accounting principles.

A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely basis by management or employees in the normal course of performing their assigned functions. As of December 31, 2005, we identified the following material weakness in our internal controls:
§ We have a material weakness in the adequacy of our closing process and our preparation of adjusting entries to effectively prepare accurate financial statements with the necessary level of review and supervision.

During the three month period ended March 31, 2006, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2006, the Company issued an aggregate of 389,542 shares of its common stock to several consultants for services rendered. The issuance of these securities was deemed to be exempt from registration under Section 4(2) of the Securities Act of 1933 or Regulation D thereunder as a transaction by an issuer not involving a public offering.

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

Date: May 26, 2006	Sunset Brands, Inc.

	By:	/s/ Todd Sanders
Todd Sanders, CEO and President (principal executive officer)

	By:	/s/ Stephen K. Radusch
Stephen K. Radusch, Chief Financial Officer (principal accounting and