Form 10QSB/A
period 2006-03-31
Sunset Brands Inc
filed 2006-06-20
CIK 1137149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD From _____________ to ______________

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

INDEX TO FORM 10-QSB

Sunset Brands, Inc.
For The Quarter Ending March 31, 2006

Part I - Financial Information
Item 1. Financial Statements

SUNSET BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2006	2005
ASSETS

Current Assets
Cash	$130,819	$141,613
Accounts receivable, net of allowances of $210,987 and $189,132, respectively	1,023,231	1,018,344
Receivable from related parties	-	25,141
Other receivables	4,281	5,640
Inventories	1,111,669	1,204,029
Prepaid expenses and other current assets	222,641	167,266
Total Current Assets	2,492,641	2,562,033
Property and equipment, net of accumulated depreciation of $510 and $0, respectively	7,537	2,599
Intangible assets, net of accumulated amortization of $157,839 and $56,589	7,342,161	7,443,411
Goodwill	10,549,798	10,549,798

Total Assets	$20,392,137	$20,557,841

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$2,170,676	$2,212,250
Accrued liabilities	2,473,790	1,676,134
Related party payables	278,895	349,277
Notes payable, current portion	6,899,068	6,999,069
Capital lease obligation, current portion	4,613	4,613
Note payable to related party	1,500,000	1,500,000
Revolving credit note payable	1,115,046	1,270,061
Total Current Liabilities	14,442,088	14,011,404
Long Term Liabilities
Notes payable, net of unamortized discounts of $1,013,765 and $1,054,055, net of current portion	5,133,654	5,100,257
Capital lease obligation, net of current portion	1,910	2,931
Derivative warrant liability	1,274,782	2,660,133
Total Long Term Liabilities	6,410,346	7,763,321
Shareholders' Deficit
Preferred stock, Series A redeemable, convertible - par value $0.001per share; 10,000,000 shares authorized; 3,887,000 shares outstanding; liquidation preference of $3,498,300	524,479	524,479
Preferred stock, Series B convertible - par value $0.001 per share;800,000 shares authorized; 321,429 shares outstanding; liquidation preference of $1,800,000	1,151,318	1,151,318
Common stock - par value $0.001 per share; 200,000,000 shares authorized; 22,926,240 shares and 21,036,698 shares outstanding	22,928	21,037
Additional paid-in capital	17,845,716	17,612,231
Deferred compensation	-	(145,788)
Accumulated deficit	(20,004,738)	(20,380,161)
Total Shareholders' Deficit	(460,297)	(1,216,884)
Total Liabilities and Shareholders' Deficit	$20,392,137	$20,557,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNSET BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months Ended March 31,	2006	2005
Sales	$4,216,493	$30,128
Cost of Sales	(1,972,866)	(21,490)
Gross Profit	2,243,627	8,638

Operating Expenses
Marketing, selling and distribution	1,388,772	-
General and administrative	1,241,970	1,247,377
Total Operating Expenses	2,630,742	1,247,377

Operating Loss	(387,115)	(1,238,739)
Interest expense	(503,287)	(128,217)
Gain on derivative warrant liability	1,385,351	-
Other expenses	(19,314)	(29,174)

Income (Loss) Before Income Taxes	475,635	(1,396,130)

Provision for Income Taxes	(7,500)	-

Net Income (Loss)	468,135	(1,396,130)

Preferred dividends	(92,712)	-

Income (Loss) Applicable to Common Shareholders	$375,423	$(1,396,130)

Basic Earnings (Loss) Per Common Share	$0.02	$(0.17)
Diluted Earnings (Loss) Per Common Share	$0.01	$(0.17)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNSET BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31,	2006	2005

Cash Flows from Operating Activities:
Net income (loss)	$468,135	$(1,396,130)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	510	2,545
Amortization of intangible assets	101,250	-
Issuance of stock and warrants for services	99,814	470,251
Compensation from stock options and stock grants	116,350	137,500
Accretion of discount on loans	40,290	125,655
Bad debt provision	6,000	30,138
Loss on disposal of property and equipment	-	23,318
Gain on derivative warrant liability	(1,385,351)	-
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(10,887)	5,294
Prepaid expenses and other current assets	(55,375)	(9,336)
Other receivables	1,359	-
Inventories	92,360	6,786
Accounts payable and accrued liabilities	663,370	182,560
Net Cash Provided by (Used in) Operating Activities	137,825	(421,419)

Cash Flows from Investing Activities:
Lease deposit	-	(44,988)
Deposit for U.S. Mills acquisition escrow	-	(500,000)
Deferred acquisition expenses	-	(53,730)
Purchase of equipment	(5,448)	-
Net Cash Used in Investing Activities	(5,448)	(598,718)

Cash Flows from Financing Activities:
Proceeds from notes payable - related parties	119,759	-
Principal payments on notes payable	(106,894)	-
Principal payments on capital lease obligation	(1,021)	-
Net change in line of credit	(155,015)	-
Proceeds from issuance of notes payable	-	550,000
Net Cash Provided by (Used in) Financing Activities	(143,171)	550,000

Net Decrease in Cash	(10,794)	(470,137)

Cash at Beginning of Period	141,613	521,585

Cash at End of Period	$130,819	$51,448

Supplemental Schedule of Noncash Investing and Financing Activities:
Exercise of stock options for reduction in related party payables	$165,000	$-
Accrual of Series B preferred dividends	92,712	-
Cancellation of escrow shares for Low Card acquisition	-	870

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

Business Condition - Sunset’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of March 31, 2006, the Company has negative working capital of $11,949,447, had an accumulated deficit of $20,004,738 and had a stockholders’ deficit of $406,297. These matters raise substantial doubt about Sunset’s ability to continue as a going concern.

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

Allowances for Accounts Receivable - The Company provides an allowance for doubtful accounts equal to estimated bad debt losses, estimated cash discounts, and estimated marketing allowances. Amounts deemed uncollectible are charged against the allowance. The estimated losses are based on historical collection experience together with the current status of existing receivables. The allowance for doubtful accounts at March 31, 2006 and December 31, 2005 was $30,000 and $24,000, respectively. Projected merchandising allowances and cash discount allowances at March 31, 2006 and December 31, 2005 were $180,987 and $165,132, respectively. Increases in the allowances are recognized as a reduction of sales revenue.

Inventories - Inventories are valued at lower of cost, determined on the first-in, first-out basis, or market value. At March 31, 2006 and 2005, the Company’s inventories consisted of finished goods. The Company currently subcontracts the manufacturing of its products and procurement of materials to independent manufacturers. When there is evidence that the inventory’s value is less than original cost, the inventory is reduced to market value. The Company determines market value on current resale amounts and whether obsolescence exists. There was no allowance for obsolescence provided at March 31, 2006 or December 31, 2005.

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

Revenue Recognition - Sales of products are recognized upon shipment to customers by the Company or the Company’s independent manufacturers when persuasive evidence of an arrangement exists, sales prices are determinable, and collectibility is reasonably assured.

Shipping and Handling Costs - In accordance with EITF 00-10, the Company records revenue related to shipping and handling costs charged to customers in net sales. The related expense is recorded in freight-out expense included in cost of good sold. For the three months ended March 31, 2006 and 2005, the Company recorded total shipping and handling costs of $287,537 and $8,352, respectively.

Basic and Diluted Earnings (Loss) per Common Share - Basic earnings (loss) per common share is computed by dividing the net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed by dividing the net income (loss) adjusted for assumed conversions by the weighted-average number of common and dilutive potential common shares outstanding during the period. The computation of basic and diluted earnings (loss) per common share was as follows:

For the Three Months Ended March 31,	2006	2005
Net income (loss)	$468,135	$(1,396,130)
Less: Series B preferred stock dividends	(92,712)	-
Income (loss) available to common shareholders	375,423	(1,396,130)
Plus: Income impact of assumed conversions:
Interest on 12% convertible debenture	147,945	-
Income available to common shareholders plus assumed conversions	$523,368	$(1,396,130)
Basic weighted-average common shares outstanding	22,007,236	8,182,913
Plus: Incremental shares from assumed conversions:
Employee stock options	25,735	-
Warrants	2,027,541	-
Convertible Series A preferred stock	5,033,572	-
12% Convertible debenture	13,513,513	-
Diluted weighted-average common shares outstanding	42,607,597	8,182,913
Basic Earnings (Loss) per Common Share	$0.02	$(0.17)
Diluted Earnings (Loss) Per Common Share	$0.01	$(0.17)

At March 31, 2006 and 2005, there were 16,553,055 and 4,383,205, respectively, potentially issuable common shares that were excluded from the calculation of diluted earnings (loss) per common share because their effect would have been anti-dilutive.

SUNSET BRANDS, INC AND SUSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2006

Share Based Compensation - Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“FAS 123R”) for its stock-based employee compensation plans. The Company previously accounted for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock-Based Compensation (“SFAS 123”) as amended by SFAS No.148, Accounting for Stock-Based Compensation - Transition and Disclosure.

Under APB 25, compensation expense was recorded in earnings for the Company’s stock-based options granted under its compensation plans. The pro forma effects on net income (loss) and earnings (loss) per share for the options and awards granted under the plans were instead disclosed in a note to the consolidated financial statements. Under SFAS 123R, all stock-based compensation is measured at the grant date based on the fair value of the option or award, and is recognized as an expense in earnings over the requisite service, which is typically through the date the options vest.

The Company adopted SFAS 123R using the modified prospective method. Under this method, for all stock-based options and awards granted prior to January 1, 2006 that remain outstanding as of that date, compensation cost is recognized for the unvested portion over the remaining requisite service period, using the grant date fair value measured under the original provisions of SFAS 123 for pro forma and disclosure purposes. Furthermore, compensation cost is also recognized for any awards issued, modified, repurchased or cancelled after January 1, 2006.

The Company utilizes the Black-Scholes-Merton model for calculating the fair value of employee stock options. The following table summarizes the Black-Scholes-Merton option pricing model assumptions used to compute the weighted-average fair value of stock options granted during the periods:

	Three Months Ended
	March 31,
	2006	2005
Dividend yield	N/A*	5%
Expected volatility	N/A*	0%
Risk-free interest rate	N/A*	3.54%
Expected holding period (in years)	N/A*	10
Weighted-average fair value of options granted	N/A*	$2.40

________________
* Not applicable as there were no options granted during the period.

No options were granted for the three months ended March 31, 2006. Total compensation costs relating to employee stock-based compensation was $116,350 and $137,500 during the three months ended March 31, 2006 and 2005, respectively, including the effects from adoption of SFAS 123R. The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the Company had applied the fair-value recognition provisions of SFAS 123 or SFAS 123R to all its stock-based compensation awards:

SUNSET BRANDS, INC AND SUSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2006

For the Three Months Ended March 31,	2006	2005
Net income (loss) as reported	$468,135	$(1,396,130)
Add: Total share-based compensation expense included in reported net income (loss)	116,350	137,500
Less: Total share based compensation expense determined under fair value based method	(116,350)	(390,550)
Pro Forma Net Income (Loss)	$468,135	$(1,649,180)
Basic earnings (loss) per common share
As reported	$0.02	$(0.17)
Pro forma	$0.02	$(0.20)
Diluted earnings (loss) per common share
As reported	$0.01	$(0.17)
Pro forma	$0.01	$(0.20)

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

NOTE 3 -RELATED PARTY TRANSACTIONS

At March 31, 2006, due to the foreclosure of a bank line of credit, the Company now owes a shareholder an amount equal to the collateral the shareholder paid of $221,272. Sunset and the shareholder have not agreed upon an interest rate or repayment schedule.

Pursuant to the terms of a Services Agreement, the Company pays Sunset Holdings, Inc., a company related by virtue of its control by the Sunset Chief Executive Officer, monthly fees in the amount of $12,500 in exchange for the use of office space, furniture, telephone usage, insurance, computer equipment and payroll reimbursement for use of office personnel. In addition, the services of the Company’s Chef Executive Officer, Chief Financial Officer and Vice President of Corporate Development are provided to the Company through the Services Agreement. Such Services Agreement calls for annual payments of $370,000 in exchange for the services of the three executives. The Services Agreement has an initial term of one year and will be automatically renewed for successive one year terms unless written notice is given that the Company or Sunset Holdings desires to terminate the Services Agreement.

SUNSET BRANDS, INC AND SUSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2006

NOTE 4 - NOTES PAYABLE

On November 10, 2005, the Company issued a $2,000,000 promissory note payable to Capital Source Finance LLC for $2,000,000 paid directly to IBF Liquidating Fund LLC in connection with the acquisition of U.S. Mills, Inc. The note bears interest at prime plus 4% and is secured by all of the assets of the Company. The balance due under the note payable was $1,866,667 at March 31, 2006. The note payable and the line of credit to CapitalSource Finance LLC were considered to be in default as a result of Sunset’s failure to maintain certain financial covenants of the credit agreement with CapitalSource. The note payable is considered a current liability as of March 31, 2006 and December 31, 2005.

On November 10, 2005, the Company issued $11,000,000 of promissory notes to IBF Liquidating Fund LLC in connection with the acquisition of U.S. Mills, Inc. The notes are due on November 9, 2008 and are subordinate to the note payable to CapitalSource Funding LLC and the line of credit payable to CapitalSource Funding, LLC. The notes consist of a $1,000,000 senior subordinated note with interest payable at prime plus 4%, a $5,000,000 12% subordinated note, and a $5,000,000 12% secured convertible debenture which is convertible into 13,513,513 common shares at the rate of $0.37 per common share. The note holder received a beneficial conversion option of $922,416 that was recognized as additional paid-in capital. The notes were recorded net of a $2,951,732 discount. The discount is being amortized to interest expense over the term of the notes. The $5,000,000 secured convertible debenture is considered a current liability as of March 31, 2006 and December 31, 2005 as a result of Sunset’s failure to maintain certain financial covenants under the credit agreement with CapitalSource.

On June 7, 2006, the Company entered into a Forbearance and Amendment agreement with CapitalSource Finance LLC whereby CapitalSource LLC agreed to forbear from exercising its rights and remedies under the previously executed loan agreements through August 28, 2006 or upon the occurrence of any event of default other than the existing forbearance defaults. In addition, CapitalSource Finance LLC agreed to amend and restate the financial covenants. As a result, the Company is now in compliance with the financial covenants of the loan agreement.

NOTE 5 - LINES OF CREDIT

On November 10, 2005, the Company entered into a revolving credit facility with Capital Source Finance LLC. The Company can borrow up to a $3,000,000 under the credit facility. The line of credit bears interest at 1% over the prime interest rate. The credit facility is secured by substantially all of the assets of US Mills. The credit agreement terminates and all amounts outstanding there under are due and payable on November 10, 2008. The balance due under the revolving credit facility was $1,115,046 and $1,270,061 at March 31, 2006 and December 31, 2005, respectively. The line of credit due to Capital Source Finance is considered in default and a current liability in the accompanying financial statements.

The Company’s outstanding borrowings under prior separate secured credit agreements were an aggregate $221,272. The loans were guaranteed by a pre-reorganization shareholder of the Company and secured by the shareholder’s assets. Under terms of a January 14, 2005 settlement agreement with the pre-reorganization shareholders of Low Carb, the Company agreed to make timely payments on the credit agreements guaranteed by certain former Low Carb shareholders and agreed to use commercially reasonable efforts to fully repay the credit agreements by April 1, 2005 or obtain a release of the former Low Carb shareholders’ personal guarantee of the bank line of credit. The Company paid $31,589 against the line of credit and continued to accrue monthly interest. The Company was unable to payoff the lines of credit prior to the due date and during the third quarter of 2005 the bank attached the assets securing the lines of credit. The Company has reclassified the debt as due to related parties for the amount foreclosed upon. The Company is in negotiations with the former Low Carb shareholders in an attempt to reach a satisfactory solution.

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

NOTE 7 - COMMON STOCK

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

During the three months ended March 31, 2006, Sunset issued 389,542 common shares to various service providers or directors for services valued at $99,814. The Company estimated the value of the services based upon the value for which the Company’s shares were quoted as trading on the dates of the respective issuances.

During the quarter ended March 31, 2006, an employee of the Company exercised 1,500,000 stock options for a reduction of notes payable to a related party of $165,000.

NOTE 8 - REORGANIZATION SETTLEMENT AGREEMENT

On January 14, 2005, Sunset entered into a settlement agreement with the pre-reorganization shareholders of Low Carb to resolve certain matters which have arisen from the October 4, 2004 reorganization agreement and the declining business of Low Carb during 2004. Under the reorganization agreement, Low Carb was acquired in exchange for the issuance of 3,451,960 shares of common shares and the issuance of 278,000 shares of Series A preferred stock. The Company also issued a $2,000,000 note payable to the former Low Carb shareholders and a deferred $1,000,000 payment to the former Low Carb shareholders conditional upon reaching $17.5 million in sales.

Under terms of the January 14, 2005 settlement agreement, the former Low Carb shareholders agreed to cancel the $2,000,000 note payable and the deferred $1,000,000 conditional payment, and return 869,145 shares of common stock. Sunset agreed to make timely payments on its bank line of credit guaranteed by certain former Low Carb shareholders with a $235,000 outstanding principal, and agreed to use commercially reasonable efforts to fully repay the line by April 1, 2005 or obtain a release of the former Low Carb shareholder’s personal guarantee of that bank line of credit. Sunset paid $31,589 against the line of credit and monthly interest and received an extension from the bank extending the due date on the line of credit to July 13, 2005. Sunset is in negotiations with the former Low Carb shareholder in an attempt to reach a satisfactory solution for both parties. Under the settlement agreement Sunset agreed to facilitate the sale of 750,000 of the former Low Carb shareholders’ common stock and Sunset’s Chief Executive Officer purchased an additional 500,000 shares of Sunset common stock from the former Low Carb shareholders for $100,000 or $0.20 per share. Sunset has the right to redeem the Chief Executive’s shares at his cost.

SUNSET BRANDS, INC AND SUSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2006

During the quarter ended September 30, 2005, the lender foreclosed on the line of credit and took the shareholder’s assets guaranteeing the line of credit.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

During 2005, the Company abandoned an office in leased premises in Vancouver, Washington. The lease expires on October 31, 2006 and the Company is currently in default for non-payment. The remaining monthly lease payments in the amount of $73,502 have been accrued at March 31, 2006.

Rent expense charged to operations for the three months ended March 31, 2006 and 2005 amounted to $24,586 and $21,848, respectively.

Employment Agreements — Upon completion of the mergers, Sunset entered into one-year employment agreements with two former Low Carb shareholders. The agreements provide for annual base salary of $100,000 and $125,000 per year, respectively. The employment agreements have a one-year term but will be automatically renewed for successive one-year terms unless written notice is given that such party desires to terminate the Agreement. If termination of employment of either occurs other than for cause, the Company is required to pay the agreed salary through the expiration of the agreement The Company has stopped payment to the former Low Carb shareholders. The Company, however, continues to record a monthly accrual for payments due to the former Low Carb shareholders.

Legal Proceedings — In the ordinary course of its business, Low Carb Creations and Sunset may be subject to legal claims or proceedings relating to employment matters, customer complaints or other matters. Sunset or Low Carb Creations are currently a party to the following litigation or legal proceeding which could reasonably be expected to have a material adverse effect:

Amico Public Relations has threatened to bring an action against Low Carb Creations in the amount of $7,091 alleged to be due under a "Letter of Contract Agreement" dated September 13, 2003 for unpaid invoiced charges for public relations services.

Chef Warren. CJW Productions vs. Low Carb Creations is an action brought in Hillsborough County, State of Florida, on a contract between Low Carb Creations and Chef Jerry Warren's production company, providing for Chef Warren's representation of Low Carb Creation brands at 25 consumer food shows throughout the country. Chef Warren is claiming at least $25,000 plus attorney fees and unspecified contract damages to be proven at trial. Since receiving service of the complaint on October 9, 2004, Low Carb Creations has attempted to settle this lawsuit. The normal response deadline was waived pending settlement negotiations.

Food Product Laboratory. Food Products Laboratory v. Low Carb Creations, Inc. is an action brought in Multnomah County, State of Oregon, on a disputed bill for food ingredient testing services. The amount claimed in litigation is $13,335. The Summons is dated November 17, 2004. The normal deadline for responsive filing by Low Carb Creations was waived pending settlement negotiations.

F.G.H. F.G.H. Consulting, Inc. vs. Low Carb Creations, Inc. is an action brought in Clark County, Washington in November 2004. The normal response date was waived pending settlement negotiations. This is a complaint based on several claimed brokerage arrangements with Low Carb Creations and unpaid accounts for ingredients and food products. The original amounts claimed in the pleadings were in excess of $72,000. However, Low Carb Creations disputes many portions of the claim.

SUNSET BRANDS, INC AND SUSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2006

Ad Group, Inc. Ad Group, Inc. vs. Low Carb Creations, Inc. is an action brought in the State of Oregon for Lane County in April 2005. The amount claimed in litigation is $36,769 for unpaid amounts due them.

Puentes Brothers vs. Low Crab Creations, Inc. is an action brought in the State of Oregon for Marion County in April 2005. The amount claimed in litigation is $27,266 for unpaid amount due them.

NOTE 10 - SUBSEQUENT EVENTS

On June 7, 2006, the Company entered into a Forbearance and Amendment agreement with CapitalSource Finance LLC whereby CapitalSource LLC agreed to forbear from exercising its rights and remedies under the previously executed loan agreements through August 28, 2006 or upon the occurrence of any event of default other than the existing forbearance defaults. In addition, CapitalSource Finance LLC agreed to amend and restate the financial covenants. As a result, the Company is now in compliance with the financial covenants of the loan agreement.

The Company has deposited $125,000 into an interest bearing bank account and it is being held pending the outcome of future financing transactions. If the Company does not complete a financing transaction by June 30, 2006, the deposit shall be contributed to US Mills as an equity contribution and a second deposit of $125,000 shall be established. If a financing transaction is not consummated by July 14, 2006, the second deposit shall also be contributed to US Mills as a capital contribution.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our Company as a going concern. We had net income of $468,135 for the three months ended March 31, 2006, however, at March 31, 2006, we had an accumulated deficit of $20,004,738 and a working capital deficit of $11,949,447. These factors raise substantial doubt as to our ability to continue as a going concern should we not be able to execute our acquisition plan.

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

Net sales for the three months ended March 31, 2006 were $4,216,493 and $30,128 for the three months ended March 31, 2005. Net sales for 2005 were negatively impacted by the suspension of marketing and operational activities in December 2004 of Low Carb due to a lack of available working capital and by a decline in the overall popularity of low carbohydrate food and drink items.

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

General and administrative expenses were $1,241,970 for the three months ended March 31, 2006 and $1,247,377 for the three months ended March 31, 2005. General and administrative expenses for 2006 include costs associated with equity issuances to outside consultants for services rendered, the vesting of employee stock options and the vesting of stock previously issued to an outside director for serving as members of the board. General and administrative expenses for 2005 primarily reflect equity issuances to outside directors for serving as members of the board, equity issuances to vendors for services performed and penalties owed to investors for non-timely filing of a registration statement along with general increases across all levels in anticipation of business growth in 2005.

Operating losses of $387,115 and $1,238,739 were incurred for the three months ended March 31, 2006 and 2005, respectively.. The operating losses resulted primarily from the aforementioned increases in expenses, lack of working capital and the cessation of marketing and operational activities in December 2004 for Low Carb, as previously discussed.

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

Other income for the three months ended March 31, 2006 was $1,366,036, reflecting a gain on the adjustment to the derivative warrant liability as a result of a decrease in Sunset’s stock price. Other expenses for the three months ended March 31, 2005 were $29,174.

Income before income taxes was $475,634 for the three months ended March 31, 2006. Loss before income taxes was $1,396,130 for the three months ended March 31, 2005. The income/loss before income taxes is attributable to the aforementioned items discussed above.

Net income for the three months ended March 31, 2006 amounted to $468,135. Net loss for the three months ended March 31, 2005 amounted to $1,396,130. The income/loss is primarily attributable to the aforementioned items discussed above.

Preferred dividends of $92,712, applicable to the Series B Preferred stock, were recorded for the three months ended March 31, 2006. No preferred dividends were recognized for the quarter ended March 31, 2005.

Income applicable to common shareholders amounted to $375,422, or $0.02 basic earnings per common share, for the three months ended March 31, 2006. Loss applicable to common shareholders for the quarter ended March 31, 2005 was $1,396,130, or $0.17 basic earnings per common share. The income/loss is primarily attributable to the aforementioned items discussed above.

Liquidity and Capital Resources

As of March 31, 2006, we had total current assets of $2,492,641, and total current liabilities of $14,442,008, resulting in a working capital deficit of $11,949,447. We incurred significant losses and negative cash flows from operations in 2005; however, we have been successful in obtaining cash resources through private placements and settling certain payables through the issuance of common stock, in addition, to the positive cash flow provided by the US Mills acquisition. .

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

Sunset is currently in default of several financial covenants under the Credit Agreement and, accordingly, $8,066,667 of long term notes payable have been classified as current liabilities. Sunset is in negotiations with CapitalSource to revise the financial covenants.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2006, the Company issued an aggregate of 364,542 shares of its common stock to several consultants for services rendered. The issuance of these securities was deemed to be exempt from registration under Section 4(2) of the Securities Act of 1933 or Regulation D thereunder as a transaction by an issuer not involving a public offering.

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

Date: June 20, 2006	Sunset Brands, Inc.

	By:	/s/ Todd Sanders
Todd Sanders, CEO and President (principal executive officer)

	By:	/s/ Stephen K. Radusch
Stephen K. Radusch, Chief Financial Officer
(principal accounting and financial officer)