Form 10QSB
period 2006-06-30
Sunset Brands Inc
filed 2006-08-21
CIK 1137149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

31,769,944 shares of common stock, $.001 par value, outstanding as of August 21, 2006

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

INDEX TO FORM 10-QSB

Sunset Brands, Inc.
For The Quarter Ending June 30, 2006

Part I - Financial Information

Item 1. Financial Statements

SUNSET BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2006	2005
ASSETS
Current Assets
Cash	$167,701	$141,613
Accounts receivable, net of allowances of $178,699 and $189,132, respectively	947,299	1,018,344
Receivable from related parties	-	25,141
Other receivables	4,281	5,640
Inventories	1,241,371	1,204,029
Prepaid expenses and other current assets	202,424	167,266
Total Current Assets	2,563,076	2,562,033
Property and equipment, net of accumulated depreciation of $1,020 and $0, respectively	15,034	2,599
Intangible assets, net of accumulated amortization of $259,089 and $56,589	7,240,911	7,443,411
Goodwill	10,549,798	10,549,798
Total Assets	$20,368,819	$20,557,841
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,524,656	$2,212,250
Accrued liabilities	2,870,966	1,676,134
Related party payables	348,960	349,277
Notes payable, current portion	6,799,068	6,999,069
Capital lease obligation, current portion	4,613	4,613
Note payable to related party	1,500,000	1,500,000
Revolving credit note payable	1,381,342	1,270,061
Total Current Liabilities	14,429,605	14,011,404
Long Term Liabilities
Notes payable, net of unamortized discounts of $946,314 and $1,054,055, net of current portion	5,194,055	5,100,257
Capital lease obligation, net of current portion	806	2,931
Derivative warrant liability	1,264,836	2,660,133
Total Long Term Liabilities	6,459,697	7,763,321
Shareholders' Deficit
Preferred stock, Series A redeemable, convertible - par value $0.001 per share; 10,000,000 shares authorized; 3,887,000 shares outstanding; liquidation preference of $3,498,300	524,479	524,479
Preferred stock, Series B convertible - par value $0.001 per share; 800,000 shares authorized; 321,429 shares outstanding; liquidation preference of $1,800,000	1,151,318	1,151,318
Common stock - par value $0.001 per share; 200,000,000 shares authorized; 27,151,179 shares and 21,036,698 shares outstanding	27,151	21,037
Additional paid-in capital	20,508,307	17,612,231
Deferred compensation	-	(145,788)
Accumulated deficit	(22,731,738)	(20,380,161)
Total Shareholders' Deficit	(520,483)	(1,216,884)
Total Liabilities and Shareholders' Deficit	$20,368,819	$20,557,841

The accompanying notes are an integral part
of these condensed consolidated financial statements.

SUNSET BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Sales	$3,711,107	$-	$7,927,600	$30,128
Cost of sales	(1,816,846)	-	(3,789,712)	(21,490)
Gross Profit	1,894,261	-	4,137,888	8,638

Operating expenses
Marketing, selling and distribution	1,085,268	-	2,474,040	-
General and administrative	2,945,405	4,215,131	4,187,375	5,462,508

Total Operating Expenses	4,030,673	4,215,131	6,661,415	5,462,508

Operating Loss	(2,136,412)	(4,215,131)	(2,523,527)	(5,453,870)
Interest expense	(481,330)	(284,034)	(984,617)	(412,251)
Gain on derivative warrant liability	9,946	-	1,395,297	-
Other expenses	(67,526)	-	(86,841)	(29,174)

Net Loss	(2,675,322)	(4,499,165)	(2,199,688)	(5,895,295)

Preferred dividends	(59,178)	-	(151,890)	-

Net Loss Applicable to Common Shareholders	(2,734,500)	(4,499,165)	(2,351,578)	(5,895,295)

Basic and Diluted Loss Per Common Share	$(0.11)	$(0.42)	$(0.10)	$(0.65)

Weighted Average Number of Common Shares Outstanding Used in Basic and Diluted Loss per Share Calculation	25,411,622	10,759,941	23,718,833	9,107,806

The accompanying notes are an integral part
of these condensed consolidated financial statements.

SUNSET BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 30,	2006	2005
Cash Flows from Operating Activities:
Net loss	$(2,199,689)	$(5,895,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,020	4,984
Amortization of intangible assets	202,500	-
Provision for bad debt, cash discounts and merchandising expense	(10,433)	40,726
Recovery of bad debt	-	(5,294)
Stock issued for services	337,350	2,075,250
Loss on disposal of equipment	-	22,908
Compensation from vesting of stock, vesting of stock options and option grants to consultants	1,277,232	2,036,380
Compensation from issuance of common stock to employee	675,000	-
Accretion of discount on loans	107,741	381,688
Gain on derivative warrant liability	(1,395,297)	-
Changes in operating assets and liabilities:
Accounts receivable	81,476	-
Prepaid expenses and other current assets	(35,158)	(23,500)
Inventories	(37,342)	6,786
Other receivables	1,359	-
Due to/due from related parties	-	(7,052)
Accounts payable and accrued liabilities	355,348	489,711
Net Cash Provided (Used) by Operating Activities	(638,893)	(872,708)

Cash Flows from Investing Activities:
Purchase of equipment	(13,455)	-
Lease deposit paid	-	(44,984)
Deposit for U.S. Mills acquisition escrow	-	(1,000,000)
Deferred acquisition expenses	-	(63,889)
Net Cash Used in Investing Activities	(13,455)	(1,108,873)

Cash Flows from Financing Activities:
Principal payments on notes payable	(213,944)	-
Principal payments on capital lease obligations	(2,125)	-
Proceeds from notes payable - related party	783,224	-
Net change in line of credit	111,281	-
Proceeds from exercise of stock options	-	335,000
Proceeds from issuance of common stock	-	354,835
Proceeds from issuance of note payable	-	770,161
Net Cash (Used) Provided By Financing Activities	678,436	1,459,996

Net Change in Cash	26,088	(521,585)

Cash at Beginning of Period	141,613	521,585

Cash at End of Period	$167,701	$-

Supplemental Schedule of Non Cash Investing and Financing Activities:
Allocation of loan proceeds to common stock	$-	$354,839
Cancellation of escrow shares for Low Carb acquisitions	-	870
Contribution of common stock from principal shareholder	675,000
Exercise of stock options for reduction in related party payables	758,400	-
Accrual of Series B preferred dividends	151,890	-

The accompanying notes are an integral part
of these condensed consolidated financial statements.

SUNSET BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUN 30, 2006 AND 2005
NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements — The accompanying unaudited financial statements have been condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company’s annual financial statements included in the Company’s December 31, 2005 Annual Report on Form 10-KSB. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Business Condition — Sunset’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of June 30, 2006, the Company has negative working capital of $11,866,529, an accumulated deficit of $22,731,738 and had an operating loss of $2,351,578 for the six months ended June 30, 2006. The negative working capital, accumulated deficit and net loss from operations raise substantial doubt about Sunset’s ability to continue as a going concern.

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

Allowances for Accounts Receivable- The Company provides an allowance for doubtful accounts equal to estimated bad debt losses, estimated cash discounts, and estimated marketing allowances. Amounts deemed uncollectible are charged against the allowance. The estimated losses are based on historical collection experience together with the current status of existing receivables. The allowance for doubtful accounts at June 30, 2006 and December 31, 2005 was $25,235 and $24,000, respectively. Projected merchandising allowances and cash discount allowances at June 30, 2006 and December 31, 2005 were $153,464 and $165,132, respectively. Increases in the allowances are recognized as a reduction of sales revenue.

Inventories - Inventories are valued at lower of cost, determined on the first-in, first-out (FIFO) basis, or market value. At June 30, 2006 and December 31, 2005, the Company’s inventories consisted of finished goods. The Company currently subcontracts the manufacturing of its products and procurement of materials to independent manufacturers. When there is evidence that the inventory’s value is less than original cost, the inventory is reduced to market value. The Company determines market value on current resale amounts and whether obsolescence exists. There was no allowance for obsolescence provided at June 30, 2006 or December 31, 2005.

SUNSET BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUN 30, 2006 AND 2005

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

Shipping and Handling Costs - In accordance with EITF 00-10, the Company records revenue related to shipping and handling costs charged to customers in net sales. The related expense is recorded in freight-out expense included in cost of good sold. For the six months ended June 30, 2006 and 2005, the Company recorded total shipping and handling costs of $548,129 and $9,005, respectively.

Basic and Diluted Loss per Share — Basic loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss for the period by the weighted average number of common and dilutive potential common shares outstanding during the period. At June 30, 2006 and 2005 there were 40,725348 and 4,333,205 potentially issuable common shares that were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive.

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

The Company utilized the Black-Scholes-Merton model for calculating the fair value pro forma disclosures under SFAS 123 and will continue to use this model, which is an acceptable valuation approach under SFAS 123R. The following table summarizes the Black-Scholes-Merton option pricing model assumptions used to compute the weighted-average fair value of stock options granted during the periods below that remain outstanding at June 30, 2006:

SUNSET BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUN 30, 2006 AND 2005

	Six months ended
	Jun 30- -2006
	2006	2005
Dividend yield	0%	N/A*
Expected volatility	170%	N/A*
Risk-free interest rate	4.47%	N/A*
Expected holding period (in years)	10	N/A*
Weighted-average fair value of options granted	751,578	N/A*

Total compensation costs relating to stock-based compensation for the six months ended June 30, 2006 and 2005 was $1,932,187.

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

NOTE 3 -RELATED PARTY TRANSACTIONS

At June 30, 2006, due to the foreclosure of a bank line of credit, as described in Note 4, the Company now owes a shareholder an amount equal to the collateral the shareholder paid of $221,272. Sunset and the shareholder have not agreed upon an interest rate or repayment schedule.

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

SUNSET BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUN 30, 2006 AND 2005

NOTE 4 - NOTES PAYABLE

On November 10, 2005, the Company issued a $2,000,000 promissory note payable to CapitalSource Finance LLC paid directly to IBF Liquidating Fund LLC in connection with the acquisition of U.S. Mills, Inc. The note bears interest at prime plus 4% and is secured by all of the assets of the Company. The balance due under the note payable was $1,766,667 at June 30, 2006. The note payable and the line of credit to CapitalSource Finance LLC is considered to be in default as a result of Sunset’s failure to maintain certain financial covenants of the credit agreement with CapitalSource. The note payable is considered a current liability as of June 30, 2006 and December 31, 2005.

On November 10, 2005, the Company issued $11,000,000 of promissory notes to IBF Liquidating Fund LLC in connection with the acquisition of U.S. Mills, Inc. The notes are due on November 9, 2008 and are subordinate to the note payable to CapitalSource Funding LLC and the line of credit payable to CapitalSource Funding, LLC discussed in Note 5. The notes consist of a $1,000,000 senior subordinated note with interest payable at prime plus 4%, a $5,000,000 12% subordinated note, and a $5,000,000 12% secured convertible debenture which is convertible into 13,513,514 common shares at the rate of $0.37 per common share. The note holder received a beneficial conversion option of $922,416 that was recognized as additional paid-in capital. The notes were recorded net of a $2,951,732 discount. The discount is being amortized to interest expense over the term of the notes. The $5,000,000 secured convertible debenture is considered a current liability as of June 30, 2006 and December 31, 2005 as a result of Sunset’s failure to maintain certain financial covenants under the credit agreement with CapitalSource.

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

As part of the above agreement, the Company deposited $125,000 into an interest bearing bank account pending the outcome of future financing transactions. The deposit was contributed to US Mills on July 19, 2006 as an equity contribution as the Company did not complete a financing transaction by June 30, 2006. A second deposit of $125,000 shall be established if a financing transaction is not consummated by July 14, 2006, and shall also be contributed to US Mills as a capital contribution. The second deposit has not been made and the Company has requested a 45 day extension to the Forbearance and Amendment agreement, including the timing of the second deposit of $125,000. Though not certain, the Company anticipates that the 45 day extension will be granted in the near future.

NOTE 5 - LINES OF CREDIT

On November 10, 2005, the Company entered into a revolving credit facility with CapitalSource Finance LLC. The Company can borrow up to a $3,000,000 under the credit facility. The line of credit bears interest at 1% over the prime interest rate. The credit facility is secured by substantially all of the assets of US Mills. The credit agreement terminates and all amounts outstanding there under are due and payable on November 10, 2008. The balance due under the revolving credit facility was $1,381,342 and $1,270,061 at June 30, 2006 and December 31, 2005, respectively. As described in Note 4 - Notes Payable, the line of credit due to CapitalSource Finance is considered in default and a current liability in the accompanying financial statements.

SUNSET BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUN 30, 2006 AND 2005

The Company’s outstanding borrowings under prior separate secured credit agreements were an aggregate $221,272 . The loans were guaranteed by a pre-reorganization shareholder of the Company and secured by the shareholder’s assets. Under terms of a January 14, 2005 settlement agreement with the pre-reorganization shareholders of Low Carb, the Company agreed to make timely payments on the credit agreements guaranteed by certain former Low Carb shareholders and agreed to use commercially reasonable efforts to fully repay the credit agreements by April 1, 2005 or obtain a release of the former Low Carb shareholders’ personal guarantee of the bank line of credit. The Company paid $31,589 against the line of credit and continued to accrue monthly interest. The Company was unable to payoff the lines of credit prior to the due date and during the third quarter of 2005 the bank attached the assets securing the lines of credit. The Company has reclassified the debt as due to related parties for the amount foreclosed upon. The Company is in negotiations with the former Low Carb shareholders in an attempt to reach a satisfactory solution.

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

NOTE 7- COMMON STOCK

On March 10, 2005 Sunset issued an aggregate 100,000 shares to two directors for services. Of the shares issued, 25,000 shares vested on the date of issuance, and the balance vest ratably over the next eight fiscal quarters, provided the directors continue to provide services to Sunset over the vesting period. The shares had a fair value on the date of the grant of $400,000, or $4.00 per share, based upon the quoted trading value of the shares on the date of issuance. The Company recognized stock-based compensation during the six months ended June 30, 2006 of $20,044 related to these common shares.

During the three and six months ended June 30, 2006, Sunset issued an aggregate 389,542 and 1,074,481 common shares to various service providers or directors for services valued at $99,771 and $337,350, respectively. The Company estimated value of the services based upon the value for which the Company’s shares were quoted as trading on the dates of the respective issuances. The Company recognized a charge to operations during the three and six months ended June 30, 2006 of $________ and $________, respectively, related to the issuance of the common shares.

During the quarter ended June 30, 2006, an employee of the Company exercised 3,540,000 stock options for a reduction of notes payable to a related party of $758,400.

SUNSET BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUN 30, 2006 AND 2005

NOTE 8 - STOCK OPTIONS

The Company recognized compensation expense for vesting of existing stock options of $104,453 and $1,257,186, respectively, during the three and six months ended June 30, 2006, in addition to the expense described above.

NOTE 9 - REORGANIZATION SETTLEMENT AGREEMENT

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES

During 2005, the Company abandoned an office in leased premises in Vancouver, Washington. The lease expires on October 31, 2006 and the Company is currently in default for non-payment. The remaining monthly lease payments in the amount of $73,502 have been accrued at June 30, 2006.

Rent expense charged to operations for the six months ended June 30, 2006 and 2005 amounted to $49,171 and $46,760, respectively.

SUNSET BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUN 30, 2006 AND 2005
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

On June 26, 2006, the Company entered into an agreement with the former Low Carb shareholders terminating their employment and agreeing to pay them $50,000 and $62,500, respectively, in Company stock. Payments are to be made in six equal monthly installments beginning July 2006 and are to be based on the weighted average price of the five prior trading days to the first of the month.

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

SUNSET BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUN 30, 2006 AND 2005

GlennAllen Advisors, LLC (GlennAllen”) commenced by summons and complaint dated February 15, 2006 an action against Sunset Brands, Inc. in the United States District, Southern District of New York. GlennAllen alleges that Sunset is in default under a promissory note it issued and that it owes GlennAllen $150,000 plus interest. GlennAllen further asserts its entitlement to 581,042 shares of Sunset stock as a late payment penalty. Sunset has filed an answer to the complaint denying the material allegations of liability and has asserted several affirmative defenses challenging GlennAllen’s right to recovery. Currently, management cannot forecast the actual outcome of this item, nor can it provide a timetable for when this matter will be concluded.

NOTE 11 - SEGMENT INFORMATION

In 2004, the Company operated only in the low carbohydrate food distribution business. Beginning in November of 2005, the Company began its natural foods distribution business, which consist of the distribution of the natural food products of U.S. Mills.

The operations of these business segments for the three and six months ended June 30, 2006 and 2005 and the related assets at June 30, 2006 and 2005 are as follows:

	For the Three Months Ended				For the Three Months Ended
	June 30, 2006				June 30, 2005
		Natural	Intercompany			Natural	Intercompany
	Low Carb	Foods	Eliminations	Total	Low Carb	Foods	Eliminations	Total
Sales to external customers	$-	$3,711,107	$-	$3,711,107	$-	$-	$-	$-
Net loss	-	7,780	-	7,780	(48,664)	-	-	(48,664)
Assets	-	20,519,406	150,587	20,368,819	409,945	-	-	409,945

	For the Six Months Ended				For the Six Months Ended
	June 30, 2006				June 30, 2005
		Natural	Intercompany			Natural	Intercompany
	Low Carb	Foods	Eliminations	Total	Low Carb	Foods	Eliminations	Total
Sales to external customers	$-	$7,927,600	$-	$7,927,600	$30,128	$-	$-	$30,128
Net loss	-	68,407	-	68,407	(245,168)	-	-	(245,168)
Assets	-	20,519,406	150,587	20,368,819	409,945	-	-	409,945

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to June 30, 2006, Sunset issued 3,648,611 shares of common stock to various consultants for services provided, employees and former Low Carb shareholders.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our Company as a going concern. We had a net loss of $2,199,688 for the six months ended June 30, 2006, and at June 30, 2006, we had an accumulated deficit of $22,731,738 and a working capital deficit of $11,866,529. These factors raise substantial doubt as to our ability to continue as a going concern should we not be able to execute our acquisition plan.

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

Results of Operations

Comparison of the three and six months ended June 30, 2006 and 2005

Primarily due to the lack of available working capital, Low Carb had limited operations during the three and six months ended June 30, 2005. As a result, a comparison of operations between the three and six months ended June 30, 2006 and 2005 is not meaningful. Accordingly, the discussion of operational results for 2006 and 2005 address each period separately and not on a comparative basis.

Net sales for the three and six months ended June 30, 2006 were $3,711,107 and $7,927,600, respectively. Net sales for the three and six months ended June 30, 2005 were $0 and $30,128, respectively. Net sales for 2005 were negatively impacted by the suspension of marketing and operational activities of Low Carb in December 2004 due to a lack of available working capital and by a decline in the overall popularity of low carbohydrate food and drink items.

Gross profit for the three and six months ended June 30, 2006 was $1,894,261, or 51.0% of net sales, and $4,137,888, or 52.2% of net sales, respectively. Gross profit for the three and six months ended June 30, 2005 was $0, and $8,633, or 28.6% of net sales, respectively. The gross profit margin for 2006 was positively driven by the Uncle Sam and Farina product lines. Gross profit in 2005 was impacted by the aforementioned decrease in net sales as noted above.

Marketing, selling and distribution expenses for the three and six months ended June 30, 2006 were $1,085,268,, or 29.2% of net sales, and $2,474,040, or 31.2% of net sales, respectively. No marketing, selling and distribution expenses were incurred in 2005.. The lack of marketing, selling and distribution expenses for 2005 reflects the suspension of all marketing and operational activities for Low Carb in December 2004 in order to preserve working capital.

General and administrative expenses were $2,945,405 and $4,187,375 for the three and six months ended June 30, 2006, respectively. General and administrative expenses were $4,215,131 and $5,462,508 for the three and six months ended June 30, 2005, respectively. General and administrative expenses for 2006 primarily include costs associated with equity issuances to outside consultants for services rendered, the vesting of employee stock options and compensation recognized from the issuance of stock options to a Company employee. General and administrative expenses for 2005 primarily reflect equity issuances to outside directors for serving as members of the board, equity issuances to vendors for services performed and penalties owed to investors for non-timely filing of a registration statement along with general increases across all levels in anticipation of business growth in 2005.

Operating losses of $2,136,412 and $2,523,527 were incurred for the three and six months ended June 30, 2006,, respectively.. Operating losses for the three and six months ended June 30, 2005 were $4,215,131 and $5,453,870, respectively. The operating losses resulted primarily from the aforementioned expenses incurred in 2006, lack of working capital in 2005 and the cessation of marketing and operational activities in December 2004 for Low Carb, as previously discussed.

Interest expense for the three and six months ended June 30, 2006 was $481,330 and $984,617, respectively. Interest expense for the comparable periods in 2005 was $284,034 and $412,251, respectively.. Interest expense in 2006 is attributable to about $15 million in outstanding debt at the beginning of the 2006 fiscal year along with the amortization of note discounts recorded on debt issued in conjunction with the US Mills acquisition. Interest expense in 2005 also reflects the amortization of note discounts and interest recorded on about $800,000 of outstanding debt during the first six months of 2005.

Gain on derivative warrant liability was $9,946 and $1,395,297 for the three and six months ended June 30, 2006, respectively, reflecting gains on the adjustment to the derivative warrant liability as a result of a decrease in Sunset’s stock price. Other expenses for the six months ended June 30, 2005 were $29,174.

Net losses for the three and six months ended June 30, 2006 amounted to $2,675,322 and $2,199,688, respectively. Net losses for the three and six months ended June 30, 2005 amounted to $4,499,165 and $5,895,295, respectively.. The net losses are primarily attributable to the aforementioned items discussed above.

Preferred dividends of $59,178 and $151,890,, applicable to the Series B Preferred stock, were recorded for the three and six months ended June 30, 2006, respectively. No preferred dividends were recognized for the quarter ended March 31, 2005.

Net losses applicable to common shareholders amounted to $2,734,500, or $.11 per share, and $2,351,578, or $.10 per share, respectively, for the three and six months ended June 30, 2006. Net losses applicable to common shareholders for the three and six months ended June 30, 2005 were $4,499,165, or $.42 per share. and $5,895,295, or $.65 per share, respectively. The net losses applicable to common shareholders are primarily attributable to the aforementioned items discussed above.

Liquidity and Capital Resources

As of June 30, 2006, we had total current assets of $2,563,076, and total current liabilities of $14,429,605, resulting in a working capital deficit of $11,866,529. We incurred significant losses and negative cash flows from operations in 2006; however, we have been successful in obtaining cash resources through private placements and settling certain payables through the issuance of common stock, in addition, to the positive cash flow provided by the US Mills acquisition. .

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

Sunset was previously in default of several financial covenants under the Credit Agreement and, accordingly, $8,066,667 of long term notes payable have been classified as current liabilities. On June 7, 2006, the Company entered into a Forbearance and Amendment agreement with CapitalSource Finance LLC whereby CapitalSource LLC agreed to forbear from exercising its rights and remedies under the previously executed loan agreements through August 28, 2006 or upon the occurrence of any event of default other than the existing forbearance defaults. In addition, CapitalSource Finance LLC agreed to amend and restate the financial covenants. As a result, the Company is now in compliance with the financial covenants of the loan agreement.

As part of the above agreement, the Company deposited $125,000 into an interest bearing bank account pending the outcome of future financing transactions. The deposit was contributed to US Mills on July 19, 2006 as an equity contribution as the Company did not complete a financing transaction by June 30, 2006. A second deposit of $125,000 shall be established if a financing transaction is not consummated by July 14, 2006, and shall also be contributed to US Mills as a capital contribution. The second deposit has not been made and the Company has requested a 45 day extension to the Forebearance and Amendment agreement, including the timing of the second deposit of $125,000. Though not certain, the Company anticipates that the 45 day extension will be granted in the near future.

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

Net cash provided by operating activities was $144,331for the six months ended June 30, 2006. Net cash used by operating activities was $872,708 for the comparable period in 2005. The net loss of $2,199,689 for the six months ended June 30, 2006 was increased by a non-cash item of $1,395,297, which relates to gains on adjustments to the derivative warrant liability. Additional non-cash items of 202,500 for amortization of intangible assets, $337,350 for issuance of stock for services, $675,000 for compensation from issuance of stock options, and $1,277,232 reflecting compensation from vesting of stock options and stock offset the net loss and gains from the adjustment to the derivative warrant liability. The net loss of $5,895,295 for the six months ended June 30, 2005 was offset by non-cash items of $5,022,587, primarily $2,075,250 for stock and warrants issued for services, $2,036,380 for compensation from stock options and stock grants, and $381,688 for accretion of discount on loans.

Net cash used in investing activities was $13,455 for the six months ended June 30, 2006 and $1,108,873 for the comparable period in 2005. Net cash used in investing activities for 2005 related primarily to a cash deposit of $1,000,000 for the US Mills acquisition.

Net cash used for financing activities was $104,788 for the six months ended June 30, 2006. Net cash provided by financing activities was $1,459,996 for the six months ended June 30, 2005. In 2006, net cash used for financing activities related primarily to principal payments on notes payable.. In 2005, net cash provided by financing activities related to proceeds from issuance of notes payable of $770,161, proceeds from the issuance of common stock of $354,835 and proceeds from the issuance of stock options of $335,000..

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

Item 3. Controls and Procedures

Under the supervision and with participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15(e) as of the end of the period covered by this quarterly report. Based upon this evaluation and as a result of the material weakness discussed below, our management, including the Chief Executive Officer and Principal Financial Officer, has concluded that our disclosure controls and procedures were not effective as of June 30, 2006. Management nevertheless has concluded that the consolidated condensed financial statements included in this Form 10-QSB present fairly, in all material respects, the results of our operations and our financial position for the periods presented in conformity with generally accepted accounting principles.

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

▪
We have a material weakness in the adequacy of our closing process and our preparation of adjusting entries to effectively prepare accurate financial statements with the necessary level of review and supervision.

During the six month period ended June 30, 2006, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

GlennAllen Advisors, LLC (GlennAllen”) commenced by summons and complaint dated February 15, 2006 an action against Sunset Brands, Inc. in the United States District, Southern District of New York. GlennAllen alleges that Sunset is in default under a promissory note it issued and that it owes GlennAllen $150,000 plus interest. GlennAllen further asserts its entitlement to 581,042 shares of Sunset stock as a late payment penalty. Sunset has filed an answer to the complaint denying the material allegations of liability and has asserted several affirmative defenses challenging GlennAllen’s right to recovery. Currently, management cannot forecast the actual outcome of this item, nor can it provide a timetable for when this matter will be concluded.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2006, the Company issued an aggregate of 684,939 shares of its common stock to several consultants for services rendered. The issuance of these securities was deemed to be exempt from registration under Section 4(2) of the Securities Act of 1933 or Regulation D thereunder as a transaction by an issuer not involving a public offering.

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

Date: August 21, 2006	Sunset Brands, Inc.

By: /s/ Todd Sanders
Todd Sanders, CEO and President (principal executive officer)

By: /s/ Stephen K. Radusch
Stephen K. Radusch, Chief Financial Officer(principal accounting and financial officer)