Form 10QSB/A
period 2006-06-30
Sunset Brands Inc
filed 2006-08-22
CIK 1137149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)

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

30,799,790 shares of common stock, $.001 par value, outstanding as of August 21, 2006

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

INDEX TO FORM 10-QSB

Sunset Brands, Inc.
For The Quarter Ending June 30, 2006

Part I - Financial Information

Item 1. Financial Statements

SUNSET BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2006	2005
ASSETS
Current Assets
Cash	$167,701	$141,613
Accounts receivable, net of allowances of $178,699 and $189,132, respectively	947,299	1,018,344
Receivable from related parties	-	25,141
Other receivables	4,281	5,640
Inventories	1,241,371	1,204,029
Prepaid expenses and other current assets	202,424	167,266
Total Current Assets	2,563,076	2,562,033
Property and equipment, net of accumulated depreciation of $1,020 and $0, respectively	15,034	2,599
Intangible assets, net of accumulated amortization of $259,089 and $56,589, respectively	7,240,911	7,443,411
Goodwill	10,549,798	10,549,798
Total Assets	$20,368,819	$20,557,841
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,524,656	$2,212,250
Accrued liabilities	2,870,966	1,676,134
Related party payables	348,960	349,277
Notes payable, current portion	6,799,068	6,999,069
Capital lease obligation, current portion	4,613	4,613
Note payable to related party	1,500,000	1,500,000
Revolving credit note payable	1,381,342	1,270,061
Total Current Liabilities	14,429,605	14,011,404
Long Term Liabilities
Notes payable, net of unamortized discounts of $946,314 and $1,054,055, net of current portion	5,194,055	5,100,257
Capital lease obligation, net of current portion	806	2,931
Derivative warrant liability	1,264,836	2,660,133
Total Long Term Liabilities	6,459,697	7,763,321
Shareholders' Deficit
Preferred stock, Series A redeemable, convertible - par value $0.001 per share; 10,000,000 shares authorized; 3,887,000 shares outstanding; liquidation preference of $3,498,300	524,479	524,479
Preferred stock, Series B convertible - par value $0.001 per share; 800,000 shares authorized; 321,429 shares outstanding; liquidation preference of $1,800,000	1,151,318	1,151,318
Common stock - par value $0.001 per share; 200,000,000 shares authorized; 27,151,179 shares and 21,036,698 shares outstanding	27,151	21,037
Additional paid-in capital	20,508,307	17,612,231
Deferred compensation	-	(145,788)
Accumulated deficit	(22,731,739)	(20,380,161)
Total Shareholders' Deficit	(520,483)	(1,216,884)
Total Liabilities and Shareholders' Deficit	$20,368,819	$20,557,841

The accompanying notes are an integral part
of these condensed consolidated financial statements.

SUNSET BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Sales	$3,711,107	$-	$7,927,600	$30,128
Cost of sales	(1,816,846)	-	(3,789,712)	(21,490)
Gross Profit	1,894,261	-	4,137,888	8,638

Operating expenses
Marketing, selling and distribution	1,085,268	-	2,474,040	-
General and administrative	3,012,931	4,215,131	4,274,216	5,462,508

Total Operating Expenses	4,098,199	4,215,131	6,748,256	5,462,508

Operating Loss	(2,203,938)	(4,215,131)	(2,610,368)	(5,453,870)
Interest expense	(481,330)	(284,034)	(984,617)	(412,251)
Gain on derivative warrant liability	9,946	-	1,395,297	-
Other expenses	-	-	-	(29,174)

Net Loss	(2,675,322)	(4,499,165)	(2,199,688)	(5,895,295)

Preferred dividends	(59,178)	-	(151,890)	-

Net Loss Applicable to Common Shareholders	(2,734,500)	(4,499,165)	(2,351,578)	(5,895,295)

Basic and Diluted Loss Per Common Share	$(0.11)	$(0.42)	$(0.10)	$(0.65)

Weighted Average Number of Common Shares Outstanding Used in Basic and Diluted Loss per Share Calculation	25,411,622	10,759,941	23,718,833	9,107,806

The accompanying notes are an integral part
of these condensed consolidated financial statements.

SUNSET BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2006	2005
Cash Flows from Operating Activities:
Net loss	$(2,199,688)	$(5,895,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,020	4,984
Amortization of intangible assets	202,500	-
Provision for bad debt, cash discounts and merchandising expense	-	40,726
Recovery of bad debt	(10,433)	(5,294)
Stock issued for services	337,350	2,075,250
Loss on disposal of equipment	-	22,908
Compensation from vesting of stock, vesting of stock options and option grants to consultants	1,277,232	2,036,380
Compensation from issuance of common stock to employee	675,000	-
Accretion of discount on loans	107,741	381,688
Gain on derivative warrant liability	(1,395,297)	-
Changes in operating assets and liabilities:
Accounts receivable	81,476	-
Prepaid expenses and other current assets	(35,158)	(23,500)
Inventories	(37,342)	6,786
Other receivables	1,359	-
Due to/due from related parties	-	(7,052)
Accounts payable and accrued liabilities	355,347	489,711
Net Cash Provided (Used) by Operating Activities	(638,893)	(872,708)

Cash Flows from Investing Activities:
Purchase of equipment	(13,455)	-
Lease deposit paid	-	(44,984)
Deposit for U.S. Mills acquisition escrow	-	(1,000,000)
Deferred acquisition expenses	-	(63,889)
Net Cash Used in Investing Activities	(13,455)	(1,108,873)

Cash Flows from Financing Activities:
Principal payments on notes payable	(213,944)	-
Principal payments on capital lease obligations	(2,125)	-
Proceeds from notes payable - related party	783,224	-
Net change in line of credit	111,281	-
Proceeds from exercise of stock options	-	335,000
Proceeds from issuance of common stock	-	354,835
Proceeds from issuance of note payable	-	770,161
Net Cash (Used) Provided By Financing Activities	678,436	1,459,996

Net Change in Cash	26,088	(521,585)

Cash at Beginning of Period	141,613	521,585

Cash at End of Period	$167,701	$-

Supplemental Schedule of Non Cash Investing and Financing Activities:
Allocation of loan proceeds to common stock	$-	$354,839
Cancellation of escrow shares for Low Carb acquisitions	-	870
Contribution of common stock from principal shareholder	675,000	-
Exercise of stock options for reduction in related party payables	758,400	-
Accrual of Series B preferred dividends	151,890	-

The accompanying notes are an integral part
of these condensed consolidated financial statements.

SUNSET BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2006 AND 2005

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

Business Condition — Sunset’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of June 30, 2006, the Company has negative working capital of $11,866,529, an accumulated deficit of $22,731,738 and suffered a loss of $2,199,688 and used $638,893 of cash in its operating activities for the six months ended June 30, 2006. These matters raise substantial doubt about Sunset’s ability to continue as a going concern.

Continued operations, as well as the implementation of Sunset’s business plan, will depend upon its ability to raise additional funds through equity or debt financings. Sunset’s ability to continue as a going concern is dependent on additional sources of capital, reduction in operational losses and the success of its business plan. If Sunset is unable to improve operating results or obtain such additional financing if and when needed, management may be required to curtail growth plans and scale back projected acquisition activities. There is no assurance that Sunset will be successful in raising additional financing, or if so, at terms favorable to the Company, or be able to improve operational results.

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
JUNE 30, 2006 AND 2005

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

Revenue Recognition - Revenues are recognized from product sales upon shipment to customers by the Company or the Company’s independent manufacturers when persuasive evidence of an arrangement exists, sales prices are determinable, and collectibility is reasonably assured.  The Company guarantees that upon shipment, its product has a remaining shelf life of 3-6 months, but does not provide a right of return for products that the customer does not sell by the expiration date of the product. In the consolidated financial statements, sales are presented net of estimated returns.

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

Under APB 25, compensation expense was recorded in operations for the Company’s stock-based employee options granted under its compensation plans based upon the intrinsic value of the options on the date granted. Under SFAS 123R, all stock-based compensation is measured at the grant date based on the fair value of the option or award, and is recognized as an expense in operations over the requisite service, which is typically through the date the options vest.

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

The Company utilized the Black-Scholes-Merton model for calculating the fair value pro forma disclosures under SFAS 123 and will continue to use this model, which is an acceptable valuation approach under SFAS 123R. The following table summarizes the Black-Scholes-Merton option pricing model assumptions used to compute the weighted-average fair value of stock options granted or modified during the periods that remain outstanding at June 30, 2006:

SUNSET BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2006 AND 2005

	Six months ended
	Jun 30- -2006
	2006	2005
Dividend yield	0%	0%
Expected volatility	170%	170%
Risk-free interest rate	4.47%	3.54%
Expected holding period (in years)	10	10
Weighted-average fair value of options granted	$0.37	$1.73

Total compensation costs relating to stock-based compensation for the six months ended June 30, 2006 and 2005 was $2,607,187 and $601,037, respectively.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS 123 to all its stock-based compensation awards for periods prior to adoption of SFAS 123R, and the actual effect on net income and earnings per share for the period subsequent to the adoption of SFAS 1213R:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net loss	$(4,499,165)	$(5,895,295)
As reported
Add: Total share-based compensation expense included in reported net loss	181,695	419,342
Less: Total share based compensation expense determined under fair value based method	(1,188,133)	(2,203,518)
Pro Forma Net Loss	$(5,505,603)	$(7,679,471)
Basic and diluted net loss per common share:
As reported	$(0.10)	$(0.65)
Pro forma	$(0.22)	$(0.71)

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

SUNSET BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2006 AND 2005

NOTE 4 - NOTES PAYABLE

On November 10, 2005, the Company issued a $2,000,000 promissory note payable to CapitalSource Finance LLC in exchange for a payment of $2,000,000 paid directly to IBF Liquidating Fund LLC in connection with the acquisition of U.S. Mills, Inc. The note bears interest at prime plus 4% and is secured by all of the assets of the Company. The note requires monthly principal and interest payments of $33,333, and is due in full November 9, 2008. The balance due under the note payable was $1,766,667 at June 30, 2006. The note payable and the line of credit to CapitalSource Finance LLC are considered to be in default as a result of Sunset’s failure to maintain certain financial covenants of the credit agreement with CapitalSource. The note payable was classified as a current liability as of June 30, 2006 and December 31, 2005.

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

As part of the above agreement, the Company deposited $125,000 into an interest bearing bank account pending the outcome of future financing transactions. The deposit was contributed to US Mills on July 19, 2006 as an equity contribution as the Company did not complete a financing transaction by June 30, 2006. A second deposit of $125,000 must be established, and if a financing transaction is not consummated by July 14, 2006, will also be contributed to US Mills as a capital contribution. Should the Company complete a financing transaction prior to the deadline, the escrow deposit will be returned to the Company. The second deposit has not been made and the Company has requested a 45 day extension to the Forbearance and Amendment agreement, including the timing of the second deposit of $125,000.

Notes payable are summarized as follows:

	June 30, 2006	December 31, 2005
Note payable to Ramp Associates of Omaha, bearing interest at 9.01%, principal and interest due in monthly payments of $3,654, matures April 1, 2011, secured by a first lien on all assets of the Company, the Company is currently in default of certain financing.	$172,771	$186,714

Note payable to Capital Source Finance LLC, bearing interest at prime rate plus 4%, principal and interest due in monthly payments of $33,333, matures November 9, 2008, secured by a first lien on all assets of the Company, the Company is currently in default.	1,766,667	1,966,667

$1,000,000 Note payable to IBF Liquidating Fund LLC, bearing interest at prime rate plus 4%, principal and accrued interest due monthly, matures November 9, 2008, subordinated to Capital Source Finance LLC debt, net of discount of $175,676 and $153,586, respectively.	846,413	824,324

$5,000,000 Note payable to IBF Liquidating Fund LLC, bearing interest at 12%, principal due at maturity, 50% of the interest is payable monthly beginning November 30, 2006, matures November 9, 2008, subordinated to Capital Source Finance LLC debt, net of discount of $878,379 and $792,728.	4,207,272	4,121,621

Secured convertible debenture payable to IBF Liquidating Fund LLC, bearing interest at 12%, principal and accrued interest payable at maturity, matures November 9, 2008, may be converted into common stock at $0.37 per share, subordinated to Capital Source.	5,000,000	5,000,000
Total Notes Payable	11,993,123	12,099,326
Less: Current Portion	(6,799,068)	(6,999,069)

Long-Term Notes Payable	$5,194,055	$5,100,257

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
JUNE 30, 2006 AND 2005

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

NOTE 6 - NOTES PAYABLE TO RELATED PARTIES

On November 10, 2005, the Company executed a promissory note to Sunset Holdings International, Ltd., an entity controlled by the president of the Company, in the amount of $1,500,000, which amount was paid directly to IBF Liquidating Fund LLC in connection with the acquisition of U.S. Mills, Inc. Sunset Holdings also entered into an agreement that it would purchase the 12% secured convertible debenture note payable to IBF Liquidating Fund LLC if the Company is unable to locate a substitute investor for such note. The note payable, including accrued interest, is payable in full on November 9, 2008.

On November 10, 2005, Sunset Holdings guaranteed payment of the remaining $128,005 due under the terms of a note payable to N.Y. Holdings Limited. Sunset and the shareholder have not agreed upon an interest rate or repayment schedule. A principal payment of $317 was made on the note payable during the six months ended June 30, 2006. The balance of the note at June 30, 2006 was $127,688, which is included in related party payables.

At June 30, 2006, due to the foreclosure of a bank line of credit, as described in Note 5, the Company now owes a shareholder an amount equal to the collateral the shareholder paid of $221,272, which is included in related party payable. Sunset and the shareholder have not agreed upon an interest rate or repayment schedule.

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

During the six months ended June 30, 2006, Sunset issued 1,614,481 common shares to various service providers and directors for services valued at $337,350. The Company estimated the value of the services based upon the value for which the Company’s shares were quoted as trading on the dates of the respective issuances. The Company recognized a charge to operations during the six months ended June 30, 2006 of $337,350 related to the issuance of the common shares.

During the six months ended June 30, 2006, employees of the Company exercised 5,040,000 stock options. The proceeds from the exercise of the stock options were paid directly to Sunset Holdings, International, Ltd. in exchange for the reduction of related party payables of $758,400.

SUNSET BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2006 AND 2005

NOTE 8 - STOCK OPTIONS

The Company recognized compensation expense for vesting of existing stock options of $104,453 and $1,257,186, respectively, during the three and six months ended June 30, 2006, in addition to the expense described above. As of June 30, 2006, there were 2,875,000 employee stock options outstanding, with a weighted-average exercise price of $0.90 per share.

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
JUNE 30, 2006 AND 2005

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

On June 26, 2006, the Company entered into an agreement with the former Low Carb employees/shareholders terminating their employment and agreeing to pay them $50,000 and $62,500, respectively, in Company stock. Payments are to be made in six equal monthly installments beginning July 2006 and are to be based on the weighted average price of the five prior trading days to the first of the month. On August 1, 2006, the Company issued 80,129 shares at $0.23 per share to the employees.

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
JUNE 30, 2006 AND 2005

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

NOTE 11 - SEGMENT INFORMATION

In 2004, the Company operated only in the low carbohydrate food distribution business. Through November 2005, the Company had very limited operations in the Low carbohydrate food distribution business. Beginning in November of 2005, the Company began its natural foods distribution business, which consist of the distribution of the natural food products of U.S. Mills.

The operations of these business segments for the three and six months ended June 30, 2006 and 2005 and the related assets at June 30, 2006 and December 31, 2005 are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Sales to External Customers
Low Carb	$-	$-	$-	$30,128
Natural Foods	3,711,107	-	7,927,600	-
Total	$3,711,107	$-	$7,927,600	$30,128

Net Loss
Low Carb	$-	$(4,499,165)	$-	$(5,895,295)
Natural Foods	(2,675,322)	-	(2,199,688)	-
Total	$(2,675,322)	$(4,499,165)	$(2,199,688)	$(5,895,295)

			June 30,	December 31,
			2006	2005
Total Assets
Low Carb			$-	$-
Natural Foods			20,368,819	20,557,841
Total			$20,368,819	$20,557,841

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to June 30, 2006, Sunset issued 3,568,482 shares of common stock to various consultants and employees for services provided. In addition, as described in Note 10, 80,129 shares of common stock were issued to former Low Carb employees pursuant to the terms of the termination agreements.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our Company as a going concern. We had a net loss of $2,199,688 for the six months ended June 30, 2006, and at June 30, 2006, we had an accumulated deficit of $22,731,739 and a working capital deficit of $11,866,529. These factors raise substantial doubt as to our ability to continue as a going concern should we not be able to execute our acquisition plan.

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

Marketing, selling and distribution expenses for the three and six months ended June 30, 2006 were $1,085,268, or 29.2% of net sales, and $2,474,040, or 31.2% of net sales, respectively. No marketing, selling and distribution expenses were incurred in 2005. The lack of marketing, selling and distribution expenses for 2005 reflects the suspension of all marketing and operational activities for Low Carb in December 2004 in order to preserve working capital.

General and administrative expenses were $3,051,561and $4,274,216 for the three and six months ended June 30, 2006, respectively. General and administrative expenses were $4,215,131 and $5,462,508 for the three and six months ended June 30, 2005, respectively. General and administrative expenses for 2006 primarily include costs associated with equity issuances to outside consultants for services rendered, the vesting of employee stock options and compensation recognized from the issuance of stock options to a Company employee. General and administrative expenses for 2005 primarily reflect equity issuances to outside directors for serving as members of the board, equity issuances to vendors for services performed and penalties owed to investors for non-timely filing of a registration statement along with general increases across all levels in anticipation of business growth in 2005.

Operating losses of $2,242,568 and $2,610,368 were incurred for the three and six months ended June 30, 2006, respectively. Operating losses for the three and six months ended June 30, 2005 were $4,215,131 and $5,453,870, respectively. The operating losses resulted primarily from the aforementioned expenses incurred in 2006, lack of working capital in 2005 and the cessation of marketing and operational activities in December 2004 for Low Carb, as previously discussed.

Interest expense for the three and six months ended June 30, 2006 was $481,330 and $984,617, respectively. Interest expense for the comparable periods in 2005 was $284,034 and $412,251, respectively. Interest expense in 2006 is attributable to about $15 million in outstanding debt at the beginning of the 2006 fiscal year along with the amortization of note discounts recorded on debt issued in conjunction with the US Mills acquisition. Interest expense in 2005 also reflects the amortization of note discounts and interest recorded on about $800,000 of outstanding debt during the first six months of 2005.

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

Preferred dividends of $59,178 and $151,890, applicable to the Series B Preferred stock, were recorded for the three and six months ended June 30, 2006, respectively. No preferred dividends were recognized for the quarter ended March 31, 2005.

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

As part of the above agreement, the Company deposited $125,000 into an interest bearing bank account pending the outcome of future financing transactions. The deposit was contributed to US Mills on July 19, 2006 as an equity contribution as the Company did not complete a financing transaction by June 30, 2006. A second deposit of $125,000 must be established if a financing transaction is not consummated by July 14, 2006, and will also be contributed to US Mills as a capital contribution. Should the Company complete a financing transaction prior to the deadline, the escrow deposit will be returned to the Company. The second deposit has not been made and the Company has requested a 45 day extension to the Forbearance and Amendment agreement, including the timing of the second deposit of $125,000. Though not certain, the Company anticipates that the 45 day extension will be granted in the near future.

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

Net cash used in operating activities was $638,893 for the six months ended June 30, 2006. Net cash used by operating activities was $872,708 for the comparable period in 2005. The net loss of $2,199,688 for the six months ended June 30, 2006 was increased by a non-cash item of $1,395,297, which relates to gains on adjustments to the derivative warrant liability. Additional non-cash items of 202,500 for amortization of intangible assets, $337,350 for issuance of stock for services, $675,000 for compensation from issuance of stock options, and $1,277,232 reflecting compensation from vesting of stock options and stock offset the net loss and gains from the adjustment to the derivative warrant liability. The net loss of $5,895,295 for the six months ended June 30, 2005 was offset by non-cash items of $5,022,587, primarily $2,075,250 for stock and warrants issued for services, $2,036,380 for compensation from stock options and stock grants, and $381,688 for accretion of discount on loans.

Net cash used in investing activities was $13,455 for the six months ended June 30, 2006 and $1,108,873 for the comparable period in 2005. Net cash used in investing activities for 2005 related primarily to a cash deposit of $1,000,000 for the US Mills acquisition.

Net cash provided by financing activities was $678,436 for the six months ended June 30, 2006. Net cash provided by financing activities was $1,459,996 for the six months ended June 30, 2005. In 2006, net cash provided by financing activities related primarily to proceeds from related party notes payable. In 2005, net cash provided by financing activities related to proceeds from issuance of notes payable of $770,161, proceeds from the issuance of common stock of $354,835 and proceeds from the issuance of stock options of $335,000.

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