Form 10QSB
period 2006-09-30
Sunset Brands Inc
filed 2006-11-20
CIK 1137149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

29,849,790 shares of common stock, $.001 par value, outstanding as of November 20, 2006

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [X]

INDEX TO FORM 10-QSB

Sunset Brands, Inc.
For The Quarter Ending September 30, 2006

Part I - Financial Information
Item 1. Financial Statements

SUNSET BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2006	2005
ASSETS
Current Assets
Cash	$61,559	$141,613
Accounts receivable, net of allowances of $206,262 and $189,132, respectively	1,297,539	1,018,344
Receivable from related parties	-	25,141
Other receivables	4,281	5,640
Inventories	840,358	1,204,029
Prepaid expenses and other current assets	193,615	167,266
Total Current Assets	2,397,352	2,562,033
Property and equipment, net of accumulated depreciation of $1,530 and $0, respectively	16,971	2,599
Intangible assets, net of accumulated amortization of $360,339 and $56,589	7,139,661	7,443,411
Goodwill	1,829,318	10,549,798
Total Assets	$11,383,302	$20,557,841

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$2,144,112	$2,212,250
Accrued liabilities	2,990,712	1,676,134
Related party payables	505,231	349,277
Notes payable, current portion	6,789,518	6,999,069
Capital lease obligation, current portion	4,020	4,613
Note payable to related party	1,500,000	1,500,000
Revolving credit note payable	865,898	1,270,061
Total Current Liabilities	14,799,491	14,011,404
Long Term Liabilities

Notes payable, net of unamortized discounts of $871,868 and $1,054,055, net of current portion	5,170,842	5,100,257
Capital lease obligation, net of current portion	-	2,931
Derivative warrant liability	396,582	2,660,133
Total Long Term Liabilities	5,567,424	7,763,321
Shareholders' Deficit
Preferred stock, Series A redeemable, convertible - par value $0.001 per share; 10,000,000 shares authorized; 3,887,000 shares outstanding; liquidation preference of $3,498,300	524,479	524,479
Preferred stock, Series B convertible - par value $0.001 per share; 800,000 shares authorized; 321,429 shares outstanding; liquidation preference of $1,800,000	1,151,318	1,151,318
Common stock - par value $0.001 per share; 200,000,000 shares authorized; 29,849,790 shares and 21,036,698 shares outstanding	29,852	21,037
Additional Paid-in Capital	21,281,570	17,612,231
Deferred compensation	-	(145,788)
Accumulated deficit	(31,970,832)	(20,380,161)
Total Shareholders' Deficit	(8,983,613)	(1,216,884)
Total Liabilities and Shareholders' Deficit	$11,383,302	$20,557,841

The accompanying notes are an integral part
of these condensed consolidated financial statements.

SUNSET BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Sales, net	$3,939,725	$-	$11,281,979	$30,128
Cost of sales	(2,025,919)	-	(5,815,631)	(21,490)
Gross Profit	1,913,806	-	5,466,348	8,638

Operating expenses
Marketing, selling and distribution	999,512	-	2,888,204	-
Impairment of goodwill	8,720,480	-	8,720,480
General and administrative	1,746,381	1,526,945	6,020,596	6,989,453

Total Operating Expenses	11,466,373	1,526,945	17,626,281	6,989,453

Operating Loss	(9,552,567)	(1,526,945)	(12,162,933)	(6,980,815)
Interest expense	(495,605)	(1,721,529)	(1,480,222)	(2,133,780)
Gain on derivative warrant liability	868,255	-	2,263,552	-

Net Loss	(9,179,917)	(3,248,474)	(11,379,603)	(9,143,769)
Preferred dividends	(59,178)	-	(211,068)	-

Net Loss Applicable to Common Shareholders	(9,239,095)	(3,248,474)	(11,590,671)	(9,143,769)

Basic and Diluted Loss Per Common Share	$(0.32)	$(0.28)	$(0.45)	$(0.90)

Weighted Average Number of Common Shares Outstanding Used in Basic and Diluted Loss per Share Calculation	29,183,843	11,792,979	25,560,520	10,125,760

The accompanying notes are an integral part
of these condensed consolidated financial statements.

SUNSET BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30,	2006	2005

Cash Flows from Operating Activities:
Net loss	$(11,379,603)	$(9,143,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,530	6,602
Amortization of intangible assets	303,750	-
Impairment of goodwill	8,720,480	-
Provision for bad debt, cash discounts and merchandising expense	(10,433)	30,138
Recovery of bad debt	-	5,294
Stock issued for services	929,777	2,375,350
Loss on disposal of equipment	-	23,318
Compensation from vesting of stock, vesting of stock options and option grants to consultants	1,460,766	2,346,534
Compensation from issuance of stock options to employee	675,000	-
Compensation from issuance of stock	-	182,000
Accretion of discount on loans	182,187	705,718
Gain on derivative warrant liability	(2,263,552)	-
Interest added to principal	-	43,020
Stock issued as interest expense	-	1,320,000
Changes in operating assets and liabilities:
Accounts receivable	(268,762)	-
Prepaid expenses and other current assets	(26,349)	32,675
Inventories	363,671	6,786
Other receivables	1,359	31,054
Due to/due from related parties	-	462,811
Accounts payable and accrued liabilities	1,035,372	877,023
Line of credit	-	(221,272)
Net Cash Used by Operating Activities	(274,807)	(916,718)

Cash Flows from Investing Activities:
Purchase of equipment	(15,902)	-
Deposit for U.S. Mills acquisition escrow	-	(1,000,000)
Deferred acquisition expenses	-	(64,867)
Net Cash Used in Investing Activities	(15,902)	(1,064,867)

Cash Flows from Financing Activities:
Principal payments on notes payable	(321,153)	-
Principal payments on capital lease obligations	(3,524)	-
Proceeds from notes payable - related party	939,495	-
Net change in line of credit	(404,163)	-
Proceeds from exercise of stock options	-	335,000
Proceeds from issuance of note payable	-	1,125,000
Net Cash Provided By Financing Activities	210,655	1,460,000

Net Change in Cash	(80,054)	(521,585)

Cash at Beginning of Period	141,613	521,585

Cash at End of Period	$61,559	$-

Supplemental Schedule of Non Cash Investing and Financing Activities:
Allocation of loan proceeds to common stock	$-	$354,839
Cancellation of escrow shares for Low Carb acquisitions	-	870
Contribution of common stock from principal shareholder	675,000	-
Exercise of stock options for reduction in related party payables	758,400	-
Accrual of Series B preferred dividends	211,068	-

The accompanying notes are an integral part
of these condensed consolidated financial statements.

SUNSET BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006 AND 2005

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements — The accompanying unaudited financial statements have been condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company’s annual financial statements included in the Company’s December 31, 2005 Annual Report on Form 10-KSB. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments, except as disclosed herein. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts in the financial statements and the accompanying notes. Actual results could differ from those estimates. Estimates that could materially change in the near term include the fair value of intangible assets and goodwill.

Business Condition — Sunset’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of September 30, 2006, the Company had negative working capital of $12,402,139, an accumulated deficit of $31,970,832 and suffered a loss of $11,590,671 and used $274,807 of cash in its operating activities for the nine months ended September 30, 2006. These matters raise substantial doubt about Sunset’s ability to continue as a going concern.

Continued operations, will depend upon the Company’s ability to raise additional capital through equity or debt financings, the sale of U.S. Mills, initiation or acquisition of a profitable business and reduction of operating losses. Management’s plans include selling U.S. Mills, of which there is no assurance that a sale will occur or if one occurs that it will be on favorable terms. Management also intends to acquire an operating business, which also may not be on terms that would result in improved financial position or results of operations. If Sunset is unable to improve operating results or obtain additional financing if and when needed, management will be required to sale assets or possibly cease operations. There is no assurance that Sunset will be successful in raising additional financing, or if so, at terms favorable to the Company, or be able to improve operational results. The accompanying condensed consolidated financials statements do not include any adjustments that might result from the outcome of this uncertainty.

Allowances for Accounts Receivable- The Company provides an allowance for doubtful accounts equal to estimated bad debt losses, estimated cash discounts, and estimated marketing allowances. Amounts deemed uncollectible are charged against the allowance. The estimated losses are based on historical collection experience together with the current status of existing receivables. The allowance for doubtful accounts at September 30, 2006 and December 31, 2005 was $28,592 and $24,000, respectively. Projected merchandising allowances and cash discount allowances at September 30, 2006 and December 31, 2005 were $177,669 and $165,132, respectively. Increases in the allowances are recognized as a reduction of sales revenue.

Inventories - Inventories are valued at lower of cost, determined on the first-in, first-out (FIFO) basis, or market value. At September 30, 2006 and December 31, 2005, the Company’s inventories consisted of finished goods. The Company currently subcontracts the manufacturing of its products and procurement of materials to independent manufacturers. When there is evidence that the inventory’s value is less than original cost, the inventory is reduced to market value. The Company determines market value on current resale amounts and whether obsolescence exists. There was no allowance for obsolescence provided at September 30, 2006 or December 31, 2005.

SUNSET BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006 AND 2005

Goodwill and Identifiable Intangible Assets - The Company examines the carrying value of its excess of cost over net assets acquired and other identifiable intangible assets to determine whether there are any impairment losses. If indicators of impairment are present in intangible assets used in operations, and future cash flows are not expected to be sufficient to recover the assets carrying amount, an impairment loss would be charged to expenses in the period identified. During the third quarter, the Company concluded the goodwill associated with the acquisition of U.S. Mills, Inc. in November 2005 has been impaired and recorded a charge to operations of $8,720,480. The decision was based on recent offers by outside third parties interested in purchasing U.S. Mills. Goodwill at September 30, 2006 was $1,829,318.

Revenue Recognition - Revenues are recognized from product sales upon shipment to customers by the Company or the Company’s independent manufacturers when persuasive evidence of an arrangement exists, sales prices are determinable, and collectibility is reasonably assured. The Company guarantees that upon shipment, its product has a remaining shelf life of 3 to 6 months, but does not provide a right to return for products that the customer does not sell by the expiration date of the product. In the consolidated financial statements, sales are presented net of estimated returns.

Shipping and Handling Costs - In accordance with EITF 00-10, the Company records revenue related to shipping and handling costs charged to customers in net sales. The related expense is recorded in freight-out expense included in cost of good sold. For the nine months ended September 30, 2006 and 2005, the Company recorded total shipping and handling costs of $826,123 and $9,040, respectively.

Basic and Diluted Loss per Share — Basic loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss for the period by the weighted average number of common and dilutive potential common shares outstanding during the period. At September 30, 2006 and 2005 there were 40,725,348 and 3,160,870 potentially issuable common shares that were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive.

Share Based Compensation — Effective January 1, 2006, the Company adopted SFAS 123R, using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to our adopting SFAS 123R, we accounted for our stock-based compensation plans under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, $667,396 of compensation expense was recognized during the nine months ended September 30, 2005, based upon the difference between the exercise price of the employee stock option and the market value of the underlying common stock on the date of grant. For the nine months ended September 30, 2006, the Company recognized compensation expense of $1,460,766 related to stock options granted and common stock awarded to employees and directors.

SUNSET BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006 AND 2005

For options granted subsequent to the adoption date of SFAS 123R on January 1, 2006, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. The Company granted 2,040,000 stock options during the nine months ended September 30, 2006 and granted 50,000 stock options during the nine months ended September 30, 2005. The fair value of stock options granted during the nine months ended September 30, 2006 and 2005 was $751,652, or $0.37 per share, and $87,425 or $1.75 per share, respectively. The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of our common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents our anticipated cash dividend over the expected life of the stock options. The following are the weighted-average assumptions used in the computation of the fair value of stock options granted during the nine months ended September 30, 2006 and 2005:

	Nine Months Ended
	September 30,
	2006	2005

Risk free interest rate	4.63%	3.54%
Expected life	10 Years	10 Years
Dividend yield	-	-
Volatility	170%	170%

A summary of stock option activity for the nine months ended September 30, 2006 is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2006	5,875,000	$0.50
Granted	2,040,000	0.21
Exercised	(5,040,000)	0.15
Forfeited	-	-
Expired	-	-

Outstanding at September 30, 2006	2,875,000	$0.90	8.75 years	$569,500

Exercisable at September 30, 2006	1,689,592	$0.89	8.50 years	$319,212

SUNSET BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006 AND 2005

A summary of the status of the Company's non-vested shares of common stock granted to directors as of and for the nine months ended September 30, 2006 is presented below:

		Weighted
		Average
	Non-Vested	Grant Date
	Shares	Fair Value

Non-vested at January 1, 2006	18,750	$4.00
Vested	(14,063)	4.00

Non-vested at September 30, 2006	4,687	$4.00

As of September 30, 2006, there was approximately $415,257 of unrecognized compensation cost related to stock options and unvested shares of common stock that will be recognized over a weighted-average period of approximately 2 years.

Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed in FASB 123, the Company's net loss and net loss per share would have been adjusted to the pro forma amounts below for the three month and nine months ended September 30, 2005, as indicated below:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
Net loss	$(3,248,474)	$(9,143,769)
As reported
Add: Total share-based compensation expense included in reported net loss	208,155	557,835
Less: Total share based compensation expense determined under fair value based method	(314,744)	(2,518,262)
Pro Forma Net Loss	$(3,355,063)	$(11,104,196)
Basic and diluted net loss per common share:
As reported	$(0.11)	$(0.90)
Pro forma	$(0.04)	$(0.60)

SUNSET BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006 AND 2005

NOTE 2 - DESCRIPTION OF BUSINESS

Sunset Brands, Inc. (the Company or Sunset) through its wholly owned subsidiary, U.S. Mills, Inc. (U.S. Mills) is engaged in the production and distribution of healthy and natural food products. U.S. Mills’ customers include distributors that service natural food stores, natural food store chains and supermarkets. As further described in note 1, the Company intends to sell U.S. Mills. Beginning in October 2006, the Company will reclassify the operations of U.S. Mills to discontinued operations and will reclassify the assets of U.S. Mills as held for sale.

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

NOTE 3 -RELATED PARTY TRANSACTIONS

Pursuant to the terms of an October 2004 Services Agreement, the Company pays Sunset Holdings, Inc., a company related by virtue of its control by the Sunset Chief Executive Officer, monthly fees in the amount of $12,500 in exchange for the use of office space, furniture, telephone usage, insurance, computer equipment and payroll reimbursement for use of office personnel. In addition, the services of the Company’s Chef Executive Officer, Chief Financial Officer and Vice President of Corporate Development are provided to the Company through the Services Agreement. Such Service Agreement calls for annual payments of $370,000 in exchange for the services of the three executives. The Services Agreement had an initial term of one year and is automatically renewed for successive one year terms unless written notice is given that the Company or Sunset Holdings desires to terminate the Services Agreement.

NOTE 4 - NOTES PAYABLE

On November 10, 2005, the Company issued a $2,000,000 promissory note payable to CapitalSource Finance LLC in exchange for a payment of $2,000,000 paid directly to IBF Liquidating Fund LLC in connection with the acquisition of U.S. Mills, Inc. The note bears interest at prime plus 4% and is secured by all of the assets of the Company. The note requires monthly principal and interest payments of $33,333, and is due in full on November 9, 2008. The balance due under the note payable was $1,666,667 at September 30, 2006. The note payable and the line of credit to CapitalSource Finance LLC is considered to be in default as a result of Sunset’s failure to maintain certain financial covenants of the credit agreement with CapitalSource. The note payable was classified as a current liability as of September 30, 2006 and December 31, 2005.

On November 10, 2005, the Company issued $11,000,000 of promissory notes to IBF Liquidating Fund LLC in connection with the acquisition of U.S. Mills, Inc. The notes are due on November 9, 2008 and are subordinate to the note payable to CapitalSource Funding LLC and the line of credit payable to CapitalSource Funding, LLC discussed in Note 5. The notes consist of a $1,000,000 senior subordinated note with interest payable at prime plus 4%, a $5,000,000 12% subordinated note, and a $5,000,000 12% secured convertible debenture which is convertible into 13,513,514 common shares at the rate of $0.37 per common share. The note holder received a beneficial conversion option of $922,416 that was recognized as additional paid-in capital. The notes were recorded net of a $2,951,732 discount. The discount is being amortized to interest expense over the term of the notes. The $5,000,000 secured convertible debenture is considered a current liability as of September 30, 2006 and December 31, 2005 as a result of Sunset’s failure to maintain certain financial covenants under the credit agreement with CapitalSource.

SUNSET BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006 AND 2005

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

Notes payable are summarized as follows:

	September 30, 2006	December 31, 2005
Note payable to Ramp Associates of Omaha, bearing interest at 9.01%, principal and interest due in monthly payments of $3,654, matures April 1, 2011, secured by a first lien on all assets of the Company, the Company is currently in default of certain financings.	$165,561	$186,714

Note payable to Capital Source Finance LLC, bearing interest at prime rate plus 4%, principal and interest due in monthly payments of $33,333, matures November 9, 2008, secured by a first lien on all assets of the Company, the Company is currently in default	1,666,667	1,966,667

$1,000,000 Note payable to IBF Liquidating Fund LLC, bearing interest at prime rate plus 4%, principal and accrued interest due monthly, matures November 9, 2008, subordinated to Capital Source Finance LLC debt, net of discount of $140,237 and $175,676, respectively	859,763	824,324

$5,000,000 Note payable to IBF Liquidating Fund LLC, bearing interest at 12%, principal due at maturity, 50% of the interest is payable monthly beginning November 30, 2006, matures November 9, 2008, subordinated to Capital Source Finance LLC debt, net of discount of $731,631 and $878,379	4,268,369	4,121,621

Secured convertible debenture payable to IBF Liquidating Fund LLC, bearing interest at 12%, principal and accrued interest payable at maturity, matures November 9, 2008, may be converted into common stock at $0.37 per share, subordinated to Capital Source	5,000,000	5,000,000
Total Notes Payable	11,960,360	12,099,326
Less: Current Portion	(6,789,518)	(6,999,069)

Long-Term Notes Payable	$5,170,842	$5,100,257

SUNSET BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006 AND 2005

NOTE 5 - LINES OF CREDIT

On November 10, 2005, the Company entered into a revolving credit facility with CapitalSource Finance LLC. The Company can borrow up to $3,000,000 under the credit facility. The line of credit bears interest at 1% over the prime interest rate. The credit facility is secured by substantially all of the assets of US Mills. The credit agreement terminates and all amounts outstanding there under are due and payable on November 10, 2008. The balance due under the revolving credit facility was $865,898 and $1,270,061 at September 30, 2006 and December 31, 2005, respectively. The line of credit due to CapitalSource Finance is considered in default and a current liability in the accompanying financial statements.

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

On November 10, 2005, Sunset Holdings guaranteed payment of the remaining $128,005 due under the terms of a note payable to N.Y. Holdings Limited. Sunset and the shareholder have not agreed upon an interest rate or repayment schedule. A principal payment of $317 was made on the note payable during the nine months ended September 30, 2006. The balance of the note as of September 30, 2006 was $127,688, which is included in related party payables.

At September 30, 2006, due to the foreclosure of a bank line of credit, as described in Note 5, the Company now owes a shareholder an amount equal to the collateral the shareholder paid of $221,272, which is included in related party payables. Sunset and the shareholder have not agreed upon an interest rate or a repayment schedule.

NOTE 7- COMMON STOCK

On March 10, 2005 Sunset issued an aggregate 100,000 shares to two directors for services. Of the shares issued, 25,000 shares vested on the date of issuance, and the balance vest ratably over the next eight fiscal quarters, provided the directors continue to provide services to Sunset over the vesting period. The shares had a fair value on the date of the grant of $400,000, or $4.00 per share, based upon the quoted trading value of the shares on the date of issuance. The Company recognized stock-based compensation during the nine months ended September 30, 2006 of $27,330 related to these common shares.

SUNSET BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006 AND 2005

During the nine months ended September 30, 2006, Sunset issued an aggregate $3,773,092 common shares to various service providers or directors and services valued at $929,777. The Company estimated value of the services based upon the value for which the Company’s shares were quoted as trading on the dates of the respective issuances. The Company recognized a charge to operations during the nine months ended September 30, 2006 of $929,777 related to the issuance of the common shares.

During the nine months ended September 30, 2006, employees of the Company exercised 5,040,000 stock options for a reduction of notes payable to a related party of $758,400.

NOTE 8 - STOCK OPTIONS

The Company recognized compensation expense for vesting of existing stock options of $176,249 and $1,433,435, respectively, during the three and nine months ended September 30, 2006, in addition to the expense described above. As of September 30, 2006, there were 2,875,000 employee stock options outstanding with a weighted-average exercise price of $0.90 per share.

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

SUNSET BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006 AND 2005

NOTE 10 - COMMITMENTS AND CONTINGENCIES

During 2005, the Company abandoned an office in leased premises in Vancouver, Washington. The lease expires on October 31, 2006 and the Company is currently in default for non-payment. The remaining monthly lease payments in the amount of $73,502 have been accrued at September 30, 2006.

Rent expense charged to operations for the nine months ended September 30, 2006 and 2005 amounted to $74,826 and $187,762, respectively.

Employment Agreements — Upon completion of the mergers, Sunset entered into one-year employment agreements with two former Low Carb shareholders. The agreements provide for annual base salary of $100,000 and $125,000 per year, respectively. The employment agreements had a one-year term but will be automatically renewed for successive one-year terms unless written notice is given that such party desires to terminate the Agreement. If termination of employment of either occurs other than for cause, the Company is required to pay the agreed salary through the expiration of the agreement The Company has temporarily stopped payment to the former Low Carb shareholders in order to help preserve cash until the completion of the U.S. Mills acquisition. The Company, however, continues to record a monthly accrual for payments due to the former Low Carb shareholders.

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

SUNSET BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006 AND 2005

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

GlennAllen Advisors, LLC (GlennAllen”) commenced by summons and complaint dated February 15, 2006 an action against Sunset Brands, Inc. in the United States District, Southern District of New York. GlennAllen alleges that Sunset is in default under a promissory note it issued and that it owes GlennAllen $150,000 plus interest. GlennAllen further asserts its entitlement to 581,042 shares of Sunset stock as a late payment penalty. Sunset has filed an answer to the complaint denying the material allegations of liability and has asserted several affirmative defenses challenging GlennAllen’s right to recovery. A settlement conference has been scheduled for December 12, 2006. Currently, management cannot forecast the actual outcome of this item, nor can it provide a timetable for when this matter will be concluded.

NOTE 11 - SEGMENT INFORMATION

In 2004, the Company operated only in the low carbohydrate food distribution business. Beginning in November of 2005, the Company began its natural foods distribution business, which consist of the distribution of the natural food products of U.S. Mills.

The operations of these business segments for the three and nine months ended September 30, 2006 and 2005 and the related assets at September 30, 2006 and 2005 are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Sales to External Customers
Low Carb	$-	$-	$-	$30,128
Natural Foods	3,939,725	-	11,281,979	-
Total	$3,939,725	$-	$11,281,979	$30,128

Net Loss
Low Carb	$-	$(3,248,474)	$-	$(9,143,769)
Natural Foods	(9,179,917)	-	(11,379,603)	-
Total	$(9,179,917)	$(3,248,474)	$(11,379,603)	$(9,143,769)

SUNSET BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006 AND 2005

NOTE 12 - SUBSEQUENT EVENTS

On October 23, 2006, IBF Liquidating Fund LLC acquired all rights, title and interests in the Company’s note and revolving credit facility with CapitalSource Finance LLC.  Subsequently, IBF Liquidating Fund LLC filed an emergency motion in the United States Bankruptcy Court, Southern District of Manhattan seeking a temporary restraining order against the Company and all persons acting on its behalf from taking any actions on U.S. Mills’ behalf, or with respect to U.S. Mills’ property or that may interfere in any way with IBF Liquidating Fund LLC’s exercise of its contractual rights with respect to U.S. Mills, including its rights to replace U.S. Mills’ board of directors or IBF Liquidating Fund LLC’s efforts to sell the U.S. Mills business.  Furthermore, that the Company be required to seek approval of the court prior to taking any actions on behalf of U.S. Mills or in respect of any property of U.S. Mills.  The Company chose not to oppose the motion and the requested preliminary injunction was granted on October 30, 2006.  The Company is currently in settlement discussions with IBF Liquidating Fund LLC and is cooperating on the potential sale of the U.S. Mills business.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our Company as a going concern. We had a net loss of $11,379,603 for the nine months ended September 30, 2006, and at September 30, 2006, we had an accumulated deficit of $31,970,832 and a working capital deficit of $12,402,139. These factors raise substantial doubt as to our ability to continue as a going concern should we not be able to execute our acquisition plan.

The application of the going concern concept is dependent upon our ability to receive continued financial support from external investors and attain profitable operations through our acquisition strategy. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Continued operations, will depend upon the Company’s ability to raise additional capital through equity or debt financings, the sale of U.S. Mills, initiation or acquisition of a profitable business and reduction of operating losses. Management’s plans include selling U.S. Mills, of which there is no assurance that a sale will occur or if one occurs that it will be on favorable terms. Management also intends to acquire an operating business, which also may not be on terms that would result in improved financial position or results of operations. If Sunset is unable to improve operating results or obtain additional financing if and when needed, management will be required to sale assets or possibly cease operations. There is no assurance that Sunset will be successful in raising additional financing, or if so, at terms favorable to the Company, or be able to improve operational results.

Results of Operations

Comparison of the three and nine months ended September 30, 2006 and 2005

Primarily due to the lack of available working capital, Low Carb had limited operations during the three and nine months ended September 30, 2005. As a result, a comparison of operations between the three and nine months ended September 30, 2006 and 2005 is not meaningful. Accordingly, the discussion of operational results for 2006 and 2005 address each period separately and not on a comparative basis.

Net sales for the three and nine months ended September 30, 2006 were $3,939,725 and $11,281,979, respectively. Net sales for the three and nine months ended September 30, 2005 were $0 and $30,128, respectively. Net sales for 2005 were negatively impacted by the suspension of marketing and operational activities of Low Carb in December 2004 due to a lack of available working capital and by a decline in the overall popularity of low carbohydrate food and drink items.

Gross profit for the three and nine months ended September 30, 2006 was $1,913,806, or 48.6% of net sales, and $5,466,348, or 48.5% of net sales, respectively. Gross profit for the three and nine months ended September 30, 2005 was $0, and $8,638, or 28.6% of net sales, respectively. The gross profit margin for 2006 was positively driven by the Uncle Sam and Farina product lines. Gross profit in 2005 was impacted by the aforementioned decrease in net sales as noted above.

Marketing, selling and distribution expenses for the three and nine months ended September 30, 2006 were $999,512, or 25.4% of net sales, and $2,888,204, or 25.6% of net sales, respectively. No marketing, selling and distribution expenses were incurred in 2005. The lack of marketing, selling and distribution expenses for 2005 reflects the suspension of all marketing and operational activities for Low Carb in December 2004 in order to preserve working capital.

Impairment of goodwill for the three and nine months ended September 30, 2006 was $8,720,480. The charge to operations resulted from management’s decision to reduce the value of goodwill recorded in November 2005 from the acquisition of U.S. Mills.

General and administrative expenses were $1,746,381 and $6,020,597 for the three and nine months ended September 30, 2006, respectively. General and administrative expenses were $1,526,945 and $6,989,453 for the three and nine months ended September 30, 2005, respectively. General and administrative expenses for 2006 primarily include costs associated with equity issuances to outside consultants for services rendered, the vesting of employee stock options and compensation recognized from the issuance of stock options to a Company employee. General and administrative expenses for 2005 primarily reflect equity issuances to outside directors for serving as members of the board, equity issuances to vendors for services performed and penalties owed to investors for non-timely filing of a registration statement along with general increases across all levels in anticipation of business growth in 2005.

Operating losses of $9,552,567 and $12,162,933 were incurred for the three and nine months ended September 30, 2006, respectively. Operating losses for the three and nine months ended September 30, 2005 were $1,526,945 and $6,980,815, respectively. The operating losses resulted primarily from the aforementioned expenses incurred in 2006, lack of working capital in 2005 and the cessation of marketing and operational activities in December 2004 for Low Carb, as previously discussed.

Interest expense for the three and nine months ended September 30, 2006 was $495,605 and $1,480,222, respectively. Interest expense for the comparable periods in 2005 was $1,721,529 and $2,133,780, respectively. Interest expense in 2006 is attributable to approximately $15 million in outstanding debt at the beginning of the 2006 fiscal year along with the amortization of note discounts recorded on debt issued in conjunction with the US Mills acquisition. Interest expense in 2005 also reflects the amortization of note discounts and interest recorded on approximately $800,000 of outstanding debt during the first nine months of 2005.

Gain on derivative warrant liability was $868,254 and $2,263,551 for the three and nine months ended September 30, 2006, respectively, reflecting gains on the adjustment to the derivative warrant liability as a result of a decrease in Sunset’s stock price.

Net losses for the three and nine months ended September 30, 2006 amounted to $9,179,917 and $11,379,603, respectively. Net losses for the three and nine months ended September 30, 2005 amounted to $3,248,474 and $9,143,769, respectively. The net losses are primarily attributable to the aforementioned items discussed above.

Preferred dividends of $59,178 and $211,068, applicable to the Series B Preferred stock, were recorded for the three and nine months ended September 30, 2006, respectively. No preferred dividends were recognized for the quarter ended September 30, 2005.

Net losses applicable to common shareholders amounted to $9,239,095, or $0.32 per share, and $11,590,671, or $0.45 per share, respectively, for the three and nine months ended September 30, 2006. Net losses applicable to common shareholders for the three and nine months ended September 30, 2005 were $3,248,474, or $0.28 per share and $9,143,769, or $0.90 per share, respectively. The net losses applicable to common shareholders are primarily attributable to the aforementioned items discussed above.

Liquidity and Capital Resources

As of September 30, 2006, we had total current assets of $2,397,352, and total current liabilities of $14,799,491, resulting in a working capital deficit of $12,402,139. We incurred significant losses and negative cash flows from operations in 2006; however, we have been successful in obtaining cash resources through private placements and settling certain payables through the issuance of common stock, in addition, to the positive cash flow provided by the US Mills acquisition.

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

Sunset was previously in default of several financial covenants under the Credit Agreement and, accordingly, $8,066,667 of long term notes payable have been classified as current liabilities. On June 7, 2006, the Company entered into a Forbearance and Amendment agreement with CapitalSource Finance LLC whereby CapitalSource LLC agreed to forbear from exercising its rights and remedies under the previously executed loan agreements through August 28, 2006 or upon the occurrence of any event of default other than the existing forbearance defaults. In addition, CapitalSource Finance LLC agreed to amend and restate the financial covenants. At September 30, 2006, the Company was in compliance with the financial covenants of the loan agreement.

As part of the above agreement, the Company deposited $125,000 into an interest bearing bank account pending the outcome of future financing transactions. The deposit was contributed to US Mills on July 19, 2006 as an equity contribution as the Company did not complete a financing transaction by June 30, 2006. A second deposit of $125,000 was to be made if a financing transaction was not consummated by July 14, 2006, and would also be contributed to US Mills as a capital contribution. The second deposit was not made and the Company requested an extension to the Forbearance and Amendment agreement, including the timing of the second deposit of $125,000. As of September 30, 2006, the second deposit had not been made and the Company does not expect having to make any further deposits.

Our continued operations, as well as the implementation of our business plan, will depend upon the Company’s ability to raise additional capital through equity or debt financings, the sale of U.S. Mills, initiation or acquisition of a profitable business and reduction of operating losses. Management’s plans include selling U.S. Mills, of which there is no assurance that a sale will occur or if one occurs that it will be on favorable terms. Management also intends to acquire an operating business, which also may not be on terms that would result in improved financial position or results of operations. If Sunset is unable to improve operating results or obtain additional financing if and when needed, management will be required to sale assets or possibly cease operations. There is no assurance that Sunset will be successful in raising additional financing, or if so, at terms favorable to the Company, or be able to improve operational results.

Net cash used by operating activities was $274,807 for the nine months ended September 30, 2006. Net cash used by operating activities was $916,718 for the comparable period in 2005. The net loss of $2,659,123 for the nine months ended September 30, 2006 was increased by a non-cash item of $2,263,551, which relates to gains on adjustments to the derivative warrant liability. Additional non-cash items of $303,750 for amortization of intangible assets, $929,777 for issuance of stock for services, $675,000 for compensation from issuance of stock options, and $1,460,765 reflecting compensation from vesting of stock options and stock offset the net loss and gains from the adjustment to the derivative warrant liability. The net loss of $9,143,769 for the nine months ended September 30, 2005 was offset by non-cash items of $7,037,971, primarily $2,375,350 for stock and warrants issued for services, $2,346,534 for compensation from stock options and stock grants, $1,320,000 for stock issued as interest expense, and $705,718 for accretion of discount on loans.

Net cash used in investing activities was $15,902 for the nine months ended September 30, 2006 and $1,064,867 for the comparable period in 2005. Net cash used in investing activities for 2005 related primarily to a cash deposit of $1,000,000 for the US Mills acquisition.

Net cash provided by financing activities was $54,384 for the nine months ended September 30, 2006. Net cash provided by financing activities was $1,460,000 for the nine months ended September 30, 2005. In 2006, net cash provided by financing activities related primarily to proceeds from notes payable to related parties of $939,495 offset by principal payments on notes payable and the line of credit of $728,840. In 2005, net cash provided by financing activities related to proceeds from issuance of notes payable of $1,125,000 and proceeds from the issuance of stock options of $335,000.

Plan of Operation

In order to satisfy our cash requirements for the next twelve months and to continue as a going concern, we will have to raise additional funds and/or look to acquire additional profitable businesses.. Management’s plans include selling U.S. Mills, of which there is no assurance that a sale will occur or if one occurs that it will be on favorable terms. Management also intends to acquire an operating business, which also may not be on terms that would result in improved financial position or results of operations. Management has entered into a Memorandum of Understanding to acquire another operating business, if and when, the sale of US Mills occurs. Negotiations are proceeding for financing in order to complete the acquisition. Though there is no assurance, management believes it can complete the transaction within 60 to 90 days.

Management has no current plans to increase its number of employees and will further evaluate staffing based on the outcome of its operational plan.

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

Item 3. Controls and Procedures

Under the supervision and with participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15(e) as of the end of the period covered by this quarterly report. Based upon this evaluation and as a result of the material weakness discussed below, our management, including the Chief Executive Officer and Principal Financial Officer, has concluded that our disclosure controls and procedures were not effective as of September 30, 2006. Management nevertheless has concluded that the consolidated condensed financial statements included in this Form 10-QSB present fairly, in all material respects, the results of our operations and our financial position for the periods presented in conformity with generally accepted accounting principles.

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

During the nine month period ended September 30, 2006, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

GlennAllen Advisors, LLC (GlennAllen”) commenced by summons and complaint dated February 15, 2006 an action against Sunset Brands, Inc. in the United States District, Southern District of New York. GlennAllen alleges that Sunset is in default under a promissory note it issued and that it owes GlennAllen $150,000 plus interest. GlennAllen further asserts its entitlement to 581,042 shares of Sunset stock as a late payment penalty. Sunset has filed an answer to the complaint denying the material allegations of liability and has asserted several affirmative defenses challenging GlennAllen’s right to recovery. A settlement conference is currently scheduled for December 15, 2006. Currently, management cannot forecast the actual outcome of this item, nor can it provide a timetable for when this matter will be concluded.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2006, the Company issued an aggregate of 1,468,482 shares of its common stock to several consultants for services rendered. The issuance of these securities was deemed to be exempt from registration under Section 4(2) of the Securities Act of 1933 or Regulation D thereunder as a transaction by an issuer not involving a public offering.

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

Date: November 20, 2006	Sunset Brands, Inc.

	By:	/s/ Todd Sanders
Todd Sanders, CEO and President
(principal executive officer)

	By:	/s/ Stephen K. Radusch
Stephen K. Radusch, Chief Financial Officer
(principal accounting and financial officer)